Form 10-Q
period 1995-03-31
JMB MORTGAGE PARTNERS LTD
filed 1995-05-15
CIK 706074

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995   Commission File No. 2-79095




                     JMB MORTGAGE PARTNERS, LTD.
       (Exact name of registrant as specified in its charter)




             Illinois                          36-3198533
      (State of organization)       (IRS Employer Identification No.)




   900 N. Michigan Ave., Chicago, IL                60611
(Address of principal executive office)          (Zip Code)




Registrant's telephone number, including area code 312/915-1987



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No







                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .    15



PART II.   OTHER INFORMATION


Item 5.    Other Information . . . . . . . . . . . . . . .    18


Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    19


PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB MORTGAGE PARTNERS, LTD.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS

                                  MARCH 31, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)

                                                 ASSETS
                                                 ------
                                                                          MARCH 31,     DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .     $ 1,851,635      1,104,277
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .         600,716      1,954,452
  Interest, rents and other receivables. . . . . . . . . . . . . . .          40,313         33,069
  Amount due from affiliate (note 2(d)). . . . . . . . . . . . . . .           --           302,250
                                                                         -----------    -----------
          Total current assets . . . . . . . . . . . . . . . . . . .       2,492,664      3,394,048
                                                                         -----------    -----------
Investment property (notes 1 and 2(d)):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,400,000          --
  Buildings and improvements . . . . . . . . . . . . . . . . . . . .       7,200,000          --
                                                                         -----------    -----------
                                                                           9,600,000          --
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .          60,000          --
                                                                         -----------    -----------
          Total investment property,
            net of accumulated depreciation. . . . . . . . . . . . .       9,540,000          --

Mortgage notes receivable (net of allowance for loan losses
  of $1,145,000 in 1995 and $2,147,000 in 1994 -
  notes 2(c) and 2(d)) . . . . . . . . . . . . . . . . . . . . . . .       1,392,000      6,493,135
Deferred interest receivable (net of allowance for loan loss
  of $458,000 in 1995 and 1994) - notes 2(c) and 2(d). . . . . . . .           --           735,615
Settlement note receivable (note 2(b)) . . . . . . . . . . . . . . .          91,500         91,500
                                                                         -----------    -----------
                                                                         $13,516,164     10,714,298
                                                                         ===========    ===========

                                      JMB MORTGAGE PARTNERS, LTD.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                       CONSOLIDATED BALANCE SHEETS

                                  MARCH 31, 1995 AND DECEMBER 31, 1994

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                         ------------------------------------------------------

                                                                          MARCH 31,     DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . .     $     --           296,763
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          36,293         30,682
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . .          26,750          --
  Amounts due to affiliates (note 4) . . . . . . . . . . . . . . . .         938,742        931,892
                                                                        ------------    -----------
          Total current liabilities. . . . . . . . . . . . . . . . .       1,001,785      1,259,337

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .          17,764          --
                                                                        ------------    -----------
Commitments and contingencies (notes 2 and 4)

          Total liabilities. . . . . . . . . . . . . . . . . . . . .       1,019,549      1,259,337

Venture partners' equity in venture. . . . . . . . . . . . . . . . .       3,871,395          --
Partners' capital accounts (deficits):
General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .         461,395        458,326
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .        (655,691)      (652,622)
                                                                         -----------    -----------
                                                                            (193,296)      (193,296)
                                                                         -----------    -----------
Limited partners (39,695 interests):
  Capital contributions, net of offering costs . . . . . . . . . . .      34,918,348     34,918,348
  Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .      16,659,802     16,596,405
  Cumulative cash distributions. . . . . . . . . . . . . . . . . . .     (42,759,634)   (41,866,496)
                                                                         -----------    -----------
                                                                           8,818,516      9,648,257
                                                                         -----------    -----------
          Total partners' capital accounts . . . . . . . . . . . . .       8,625,220      9,454,961
                                                                         -----------    -----------
                                                                         $13,516,164     10,714,298
                                                                         ===========    ===========

                       See accompanying notes to consolidated financial statements

                                       JMB MORTGAGE PARTNERS, LTD.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               (UNAUDITED)


                                                                              1995           1994
                                                                          ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   329,704       501,267
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,407       177,875
                                                                           -----------   -----------
                                                                               364,111       679,142
                                                                           -----------   -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,000        73,202
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . .        80,757       245,648
  Mortgage investment servicing fees (note 4). . . . . . . . . . . . . .        22,270        22,270
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . .        32,525        25,287
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . .         --            1,332
  General and administrative . . . . . . . . . . . . . . . . . . . . . .        27,297        20,561
                                                                           -----------   -----------
                                                                               222,849       388,300
                                                                           -----------   -----------
          Operating earnings . . . . . . . . . . . . . . . . . . . . . .       141,262       290,842
Venture partners' share of venture's operations
  (notes 1 and 2(d)) . . . . . . . . . . . . . . . . . . . . . . . . . .       (74,796)        --
                                                                           -----------   -----------
          Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .   $    66,466       290,842
                                                                           ===========   ===========
          Net earnings per limited partnership interest (note 1) . . . .   $      1.60          7.06
                                                                           ===========   ===========
          Cash distributions per limited partnership interest. . . . . .   $     22.50          8.50
                                                                           ===========   ===========






                      See accompanying notes to consolidated financial statements.

                                       JMB MORTGAGE PARTNERS, LTD.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                               (UNAUDITED)
                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   66,466       290,842
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,000        73,202
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .         --            1,332
    Venture partner's share of venture's operations (notes 1 and 2(d)) .        74,796         --
Changes in:
  Interest, rents and other receivables. . . . . . . . . . . . . . . . .        (7,244)      (33,567)
  Amount due from affiliate. . . . . . . . . . . . . . . . . . . . . . .       302,250         --
  Deferred interest receivable . . . . . . . . . . . . . . . . . . . . .            48         --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,611          (809)
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (296,763)        --
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .        26,750      (118,180)
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . .         6,850      (275,998)
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .         --           36,752
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . .        17,764         --
                                                                           -----------   -----------
          Net cash provided by (used in) operating activities. . . . . .       256,528       (26,426)
                                                                           -----------   -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . .     1,353,736       449,580
  Additions to investment properties . . . . . . . . . . . . . . . . . .        (6,699)      (17,127)
  Reduction in loan carrying value due to borrower payments (note 2(c)).        40,000         --
  Payments received on settlement note from former loan guarantor
    (note 2(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           11,500
                                                                           -----------   -----------
          Net cash provided by investing activities. . . . . . . . . . .     1,387,037       443,953
                                                                           -----------   -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .      (893,138)     (337,408)
  Distributions to general partners. . . . . . . . . . . . . . . . . . .        (3,069)      (10,435)
                                                                           -----------   -----------
          Net cash used in financing activities. . . . . . . . . . . . .      (896,207)     (347,843)
                                                                           -----------   -----------
          Net increase in cash and cash equivalents. . . . . . . . . . .       747,358        69,684
          Cash and cash equivalents, beginning of period . . . . . . . .     1,104,277       207,602
                                                                           -----------   -----------
          Cash and cash equivalents, end of period . . . . . . . . . . .   $ 1,851,635       277,286
                                                                           ===========   ===========
                                         JMB MORTGAGE PARTNERS, LTD.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                              1995           1994
                                                                          ------------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .   $     --            --
                                                                           ===========   ===========
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable. . . . . . . . . . . . . . .   $ 6,063,135         --
    Deferred interest receivable . . . . . . . . . . . . . . . . . . . .       735,567         --
    Provision for loan loss. . . . . . . . . . . . . . . . . . . . . . .    (1,002,000)        --
    Capitalized costs. . . . . . . . . . . . . . . . . . . . . . . . . .         6,699         --
    Venture partners' interests. . . . . . . . . . . . . . . . . . . . .     3,796,599         --
                                                                           -----------   -----------

          Net carrying value of investment property (notes 1 and 2(d)) .   $ 9,600,000         --
                                                                           ===========   ===========




                      See accompanying notes to consolidated financial statements.

                     JMB MORTGAGE PARTNERS, LTD.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 1995 AND 1994

                             (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center has been determined to have been in-substance foreclosed and has been reclassified as an investment in a consolidated joint venture in real estate at its estimated fair value (note 2(d)). The effect of all transactions between the Partnership and its venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                            1995                    1994
                 -----------------------  -------------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------  ---------  ----------   ---------

Net earnings . . .    $66,466    153,520     290,842      92,445
Net earnings
 per limited
 partnership
 interest. . . . .    $  1.60       3.79        7.06        2.07
                      =======    =======     =======      ======

     The net earnings per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (39,695).

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronounce-ment. In addition, the Partnership records amounts held in U.S. government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,586,187 at March 31, 1995 and $759,979 at December 31, 1994) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                     JMB MORTGAGE PARTNERS, LTD.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership's participating first mortgage loan investments provide for the following components of interest: basic interest which is payable monthly; simple accrued interest which is payable upon loan prepayment or at maturity; additional participation interest, payable no less frequently than annually, in annual gross receipts (as defined) of the respective properties in excess of specified amounts, and additional participation interest in subsequent increases in the market values of the respective properties in excess of specified amounts, payable at the respective properties' sale or at maturity.

     Basic and simple accrued interest income on mortgage notes receivable was being recognized using the interest method which results in a level effective yield on the outstanding principal balance. Effective October 1, 1989, the Partnership recognized interest income only as collected on the mortgage loan secured by the Oak Court of Westmont Shopping Center (note 2(c)). Effective January 1, 1993, the Partnership elected to early adopt Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS #114") which became effective January, 1994. SFAS #114 provides that the impairment on a collateralized loan that is considered impaired (as defined) will be recognized by creating a valuation allowance to the recorded balance of the loan to yield a net carrying amount of the loan which is equal to the fair value of the loan collateral. The Partnership has elected to recognize subsequent changes in the fair value of the collateral as adjustments to this valuation allowance, as discussed in note 2. Further, effective January 1, 1993, for financial reporting purposes, the carrying amount of the loan secured by the Oak Court of Westmont Shopping Center is being reduced by any payments received from the borrower. Effective December 1, 1991, the Partnership, for financial reporting purposes, suspended the accrual of the simple accrued interest receivable (which is payable at maturity) on the mortgage loan secured by the Spring Hill Fashion Center (note 2(d)). Participation interest in increases in the market value of the respective properties in excess of specified amounts is recognized as income when received by the Partnership.


(2)  MORTGAGE NOTES RECEIVABLE

     (a)  Pineapple Place Apartments

     Reference is made to Notes 2(a) and 4(a) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan and for a description of the events resulting in the Partnership obtaining legal title to this property in November 1989. Reference is also made to note 3(a) for a description of the sale of this property in August 1994.

     Due to the Partnership's inability to recover the net carrying value of the property in contemplation of the aforementioned sale, the Partnership, for financial reporting purposes, made a provision for value impairment of the property of $325,000 in June 1994.

     (b)  Ocean Technology Park Office Building

     Reference is made to Notes 2(b) and 4(c) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan and for a description of the events resulting in the Partnership obtaining legal title to this property in December 1990. Reference is also made to note 3(b) for a description of the sale of this property in December 1994. To the extent that the amounts

                     JMB MORTGAGE PARTNERS, LTD.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the borrower owed the Partnership (including the delinquent amounts referred to in Note 4(c) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report) exceeded the fair market value of the property, the Partnership pursued enforcement of the guaranty from the general partners of the borrower.

     In September 1991, the Partnership obtained a judgment in the amount of approximately $1,679,000 against the general partners of the borrower. In 1992, one of the three general partners of the borrower filed for protection under Chapter VII of the bankruptcy laws. The bankruptcy court subsequently notified the Partnership that the debtor had no assets to satisfy the judgment and that the bankruptcy claims have been discharged. Effective January 1, 1993, settlement agreements were reached between the Partnership and the two other general partners ("guarantors") of the borrower. Pursuant to one of the settlement agreements, a promissory note for $125,000 was issued by one of the guarantors to the Partnership. Accordingly, the Partnership recognized $125,000 as settlement income in 1993. The note provides for annual principal payments (to be made not less frequently than monthly) to the Partnership totaling $25,000 in the year commencing April 1, 1993 and ending March 31, 1994, $30,000 in the year ending March 31, 1995, and $35,000 in each of the final two years ending March 31, 1996 and 1997, respectively. The aforementioned scheduled principal payments are subject to earlier payment under certain circumstances. The note provides for prepayment in whole or in part at any time without penalty. This guarantor was current in his monthly payments to the Partnership through August 31, 1994. The Partnership has not received monthly and quarterly payments totaling $14,000 which were due as of December 31, 1994 and has not received the 1995 monthly and quarterly payments totaling $9,000 as of the date of this report. The Partnership has contacted the guarantor regarding these delinquent amounts.

     Pursuant to the other settlement agreement, a promissory note for $300,000 (subject to reduction to $125,000 if no default has occurred) was issued by the other guarantor to the Partnership. The note provides for monthly principal payments totaling $15,000 in calendar year 1994, $20,000 in 1995, $25,000 in 1996, and $65,000 in calendar year 1997. The note also provides for simple annual accrued interest of 5% in calendar years 1993 and 1994, 6% in 1995, and 7% in calendar years 1996 and 1997, all such accrued interest payable on December 31, 1997. The aforementioned scheduled principal payments are subject to earlier payment under certain circumstances. The note provides for prepayment in whole or in part any time without penalty. The guarantor in this settlement agreement has not made any payments (which were to commence January, 1994) as of the date of this report, and the Partnership has sent a default notice to the guarantor. As a matter of prudent accounting practice, the Partnership is recognizing income from this settlement only as collected.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the property through future operations and sale of the property, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, made provisions for value impairment of the property of $1,600,000 in 1991 and $1,080,000 in 1993, such provisions totaling $2,680,000. Such provisions were recorded to reduce the net basis of the investment property to its then estimated recoverable value.

                     JMB MORTGAGE PARTNERS, LTD.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  Oak Court of Westmont Shopping Center, Westmont, Illinois

     Reference is made to Note 4(b) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan.

     Approximately $1,337,000 of interest due to the Partnership through March 31, 1995 was uncollected as of the date of this report. Of this uncollected amount, approximately $92,500 represents basic interest due for the three months ended March 31, 1995. For financial reporting purposes, the carrying amount of this loan has been reduced by $40,000 in 1995, such amount representing payments received from the borrower in 1995 (see note
1). For the period October 1, 1989 to December 31, 1992, the Partnership recognized interest income only as collected. The borrower continues to negotiate with the Partnership concerning the unpaid amounts.

     Occupancy at the shopping center was 58% at March 31, 1995 as a result of the move out of a tenant which occupied approximately 24% of the leasable space at the property and whose current lease was scheduled to expire November 30, 1996. Due to the competitive conditions in this market, re-leasing time and expense could be substantial to replace this tenant. The borrower continues to pursue additional tenants for the shopping center, but the market remains very competitive. Due to the property's continuing high levels of vacancy, the borrower has made only partial interest payments since July, 1989 to the extent of cash generated
by the property.   The manager of the property, an affiliate of the
borrower, is currently deferring a portion of its management fees in order to increase the cash flow available to the Partnership. Due to the aforementioned vacancy level of the property and the current competitive market conditions, the borrower was unable to either sell the property or to obtain replacement long-term financing in order to repay the loan on its scheduled maturity date of January 14, 1995. The Partnership is working closely with the borrower in an effort to lease up the vacant space at the property and to make the property marketable. Accordingly, the Partnership has classified this mortgage note receivable as a noncurrent asset in the accompanying consolidated balance sheets.

     Due to the uncertainty of the realization of the simple accrued interest recognized through September 30, 1989 (approximately $458,000) and the principal balance of the loan ($2,845,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, has, for financial reporting purposes, provided for a provision for loan loss of $368,000 in 1990, $458,000 in 1991 and $777,000 in 1992, bringing the total provision for loan loss on this loan to $1,603,000, which is reflected in the accompanying consolidated balance sheets. No further provisions for loan loss have been deemed necessary in 1995.

     (d)  Spring Hill Fashion Center, West Dundee, Illinois

     Reference is made to Note 4(d) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of this loan. Through October 1988, the total amount funded under this loan was $10,030,000 (of which the Partnership's share was $6,063,135 (60.45%)). The other two participating lenders are JMB Mortgage Partners, Ltd.-II and JMB Mortgage Partners, Ltd.-III, both of which are affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January 1988, two $250,000 irrevocable and unconditional letters of credit (which were to expire December 31, 1994 and January 15, 1995, respectively), upon

                     JMB MORTGAGE PARTNERS, LTD.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


which the lenders could draw in the event a default occurred under the loan. The aforementioned letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

     Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $902,000) and the principal balance of the loan ($6,063,135), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, had, for financial reporting purposes suspended the accrual of the simple accrued interest (which is payable at maturity) effective December 1, 1991 and made provisions for loan loss of $523,000 in 1992, $320,000 in 1993 and $159,000 in 1994, bringing the total provision for loan loss on this loan to $1,002,000, which is reflected in the accompanying consolidated balance sheet at December 31, 1994.

     The borrower defaulted in its scheduled basic interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December, 1994. An affiliate of the lenders took control of the property's funds in January, 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a consolidated joint venture. For financial reporting purposes, the Partnership will not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $1,405,000 in 1995 as a result of this transaction.

The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan.

     Occupancy at the shopping center was 94% at March 31, 1995, unchanged from December 31, 1994. However, a major tenant, which occupies approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection has informed the Partnership that it does not intend to exercise its renewal option when its current lease expires in October 1995. Due to the competitive conditions in this market, re-leasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short term.


(3)  SALES OF INVESTMENT PROPERTIES

     (a)  Pineapple Place Apartments

     In May 1994, the Partnership reached an agreement in principle with a potential purchaser regarding the sale of the Pineapple Place Apartments and in August 1994 this sale was consummated. The sale price was $7,535,000 which was paid in cash at closing, net of selling expenses and prorations. The sale resulted in a gain of $75,734 for financial reporting purposes due primarily to the $325,000 provision for value impairment recognized by the Partnership in June 1994 in contemplation of this sale (as discussed in note 2(a)). In addition, the Partnership reported a loss on sale of approximately $570,000 for federal income tax reporting purposes

                     JMB MORTGAGE PARTNERS, LTD.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


in 1994. The Partnership distributed $180 per Interest to the Limited Partners in 1994 from the proceeds of this sale. The General Partners have deferred their share of distributions from the proceeds of this sale at this time.

     (b)  Ocean Technology Park Office Building

     In December 1994, the Partnership sold the Ocean Technology Park Office Building for a sale price of $750,000, all of which was paid in cash at closing (net of selling expenses and prorations). The sale resulted in a gain of $699,899 for financial reporting purposes due primarily to the provisions for value impairment recorded in 1991 and 1993 totaling $2,680,000, as discussed in note 2(b). In addition, the Partnership reported a loss of approximately $2,083,000 for federal income tax reporting purposes in 1994. The Partnership distributed $20 per Interest to the Limited Partners in 1995 from the proceeds of this sale. The General Partners have deferred their share of distributions from the proceeds of this sale at this time.


(4)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                        Unpaid at
                                                        March 31,
                                  1995        1994        1995
                                --------     ------   -------------
Property management
  and leasing fees . . . . .     $13,038     27,726        4,675
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . .         636        585          489
                                 -------     ------        -----
                                 $13,674     28,311        5,164
                                 =======     ======        =====

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership. Such reimbursable costs for 1995 were $17,299, of which $10,035 was unpaid at March 31, 1995.

     The Partnership is obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1% of the amount funded by the Partnership on mortgage investments. The servicing fee is calculated from the date the Partnership funds the mortgage investment. Payment of one-half of the fee is subordinated to the receipt by the Limited Partners of a stipulated rate of return on their current capital accounts. Such total cumulative unpaid fees, which previously had generally been deferred but which are currently being paid to the extent of the unsubordinated portion of such fees, aggregated $923,543 at March 31, 1995, all of which has been accrued in the accompanying consolidated financial statements.

                     JMB MORTGAGE PARTNERS, LTD.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     Through November 1994, the Ocean Technology Park Office Building was managed by an affiliate of the General Partners. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel for the purchaser and its affiliates. The successor to the affiliated property manager's assets continues to act as the property manager of the Ocean Technology Park Office Building after the property's December 16, 1994 sale on the same terms that existed prior to the sale.

     The General Partners have also continued to defer payment of their share of distributions of repayment proceeds amounting to $365,849, resulting from the repayment in February 1987 of the loan secured by the Lincoln Park Apartments and their share of sale proceeds amounting to $245,536, resulting from the 1994 sales of the Pineapple Place Apartments and the Ocean Technology Park Office Building.

     The aggregate amount of deferred payments to the General Partners at March 31, 1995 in excess of that required by the Partnership Agreement is equivalent to approximately $15 per Interest. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.


     (5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.



PART 1.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,852,000. Such funds and short term investments of approximately $601,000 are available for distributions to partners and for working capital requirements. The Partnership and its consolidated venture have currently budgeted approximately $315,000 in 1995 for tenant improvements and other capital expenditures at the Spring Hill Fashion Center (as discussed below and in Note 2(d)). Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Reference is made to Note 3(a) for a description of the sale of the Pineapple Place Apartments in August 1994. The Partnership distributed $180 per Interest to the Limited Partners in 1994 from the proceeds of this sale. The General Partners have deferred their share of distributions from the proceeds of this sale at this time. Reference is also made to Note 3(b) for a description of the sale of the Ocean Technology Park Office Building in December 1994. The Partnership distributed $20 per Interest to the Limited Partners in 1995 from the proceeds of this sale. The General Partners have also deferred their share of distributions from the proceeds of this sale at this time. The General Partners had been deferring mortgage investment servicing fees, their share of the distributions of net cash flow and repayment proceeds and reimbursement of various out-of-pocket expenses. The aggregate amount of deferred payments to the General Partners in excess of that required by the Partnership Agreement at March 31, 1995 is equivalent to approximately $15 per Interest. Reference is made to Note 4.

     The source of future short-term liquidity and distributions is expected to be from the collection of interest on the Partnership's participating first mortgage loan investment (which is payable interest only). Reference is made to Note 2(c). The source of future long-term liquidity would include the collection of principal on this participating first mortgage loan investment. Such collection of principal would depend upon the borrower's ability to sell the property or to obtain replacement long-term financing. Given that real estate markets are generally depressed, there can be no assurance that the Partnership will obtain full repayment of its loan. In addition, reference is made to Note 2(c) concerning the delinquent interest amounts, the recognition of interest income and suspension of certain interest accruals and the provisions for loan loss on the loan secured by the Oak Court of Westmont Shopping Center.

Occupancy at this shopping center was 58% at March 31, 1995 as a result of the move out of a tenant which occupied approximately 24% of the leasable space at the property and whose current lease was scheduled to expire November 30, 1996. Due to the competitive conditions in this market, releasing time and expense could be substantial to replace this tenant.
The borrower continues to pursue additional tenants for the shopping center, but the market remains very competitive. Due to the Oak Court of Westmont property's continuing high levels of vacancy, the borrower has made only partial interest payments since July 1989 to the extent of cash generated by the property. The borrower continues to negotiate with the Partnership regarding such unpaid amounts. The manager of the property, an affiliate of the borrower, is currently deferring a portion of its management fees in order to increase the cash flow available to the Partnership. Due to the aforementioned vacancy level at the Oak Court of Westmont Shopping Center and the current competitive market conditions, the borrower was unable to either sell the property or obtain replacement long-term financing in order to repay the loan on its scheduled maturity date in January 1995. The Partnership is working closely with the borrower in an effort to lease up the vacant space at the property and to make the property marketable. Accordingly, the Partnership has classified this mortgage note receivable as a non-current asset in the accompanying consolidated balance sheets. Due to the uncertainty of the realization of the simple accrued interest receivable recognized through September 30, 1989 (approximately $458,000) and the principal balance of the loan ($2,845,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, has, for financial reporting purposes, provided for a provision for loan loss of $368,000 in 1990, $458,000 in 1991 and $777,000 in 1992, bringing the total provision for loan loss on this loan to $1,603,000, which is reflected in the accompanying consolidated balance sheets. No further provisions for loan loss have been deemed necessary in 1995.

     Further, reference is made to Note 2(d) regarding the suspension of certain interest accruals and the provision for loan loss on the loan secured by the Spring Hill Fashion Center. Due to the uncertainty of the realization of the simple accrued interest receivable recognized through November 30, 1991 (approximately $902,000) and the principal balance of this loan ($6,063,315), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, has, for financial reporting purposes, suspended the accrual of the simple accrued interest (which is payable at maturity) effective December 1, 1991 and has provided for provisions for loan loss of $523,000 in 1992 and $320,000 in 1993 and $159,000 in 1994, bringing the total provision for loan loss on this loan to $1,002,000, which is reflected in the accompanying balance sheet at December 31, 1994. Reference is also made to
Note 2(d) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership has considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a consolidated joint venture. In early May 1995, the lenders obtained legal title to the property in lieu of foreclosure. For financial reporting purposes, the Partnership will not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $1,405,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 94% at March 31, 1995, unchanged from December 31, 1994. However, a major tenant, which occupies approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection, has informed the lenders (including the Partnership) that it does not intend to exercise its renewal options when its current lease expires in October 1995. Due to the competitive conditions in this market, releasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short term.

     An additional source of both future short-term and long-term liquidity and distributions is expected to be from net cash generated by the Spring Hill Fashion Center investment property and from the sale of such investment. Reference is made to Note 2(b) for a description of the Partnership's settlements with certain guarantors of the previous loan secured by the Ocean Technology Park Office Building. The Partnership does not consider the guarantors of this former loan to be a significant source of future liquidity.

     The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available and the need to preserve funds for potential future leasing costs (as discussed in Note 2(d)). Reference is made to Note 4 for a description of certain fees and payments, the receipt of certain of which is being deferred by the General Partners of the Partnership. By conserving working capital, the Partnership will be in a better position to meet its future needs.

RESULTS OF OPERATIONS

     Reference is made to Note 4 of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the participating first mortgage loans funded by the Partnership.

     The combined decrease in cash and cash equivalents and short-term investments at March 31, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's distribution of $20 per Interest to the Limited Partners during the quarter from the proceeds of the December 1994 sale of the Ocean Technology Park Office Building.

     The increase in investment properties, accrued real estate taxes, tenant security deposits and venture partners' equity in venture, and the decrease in mortgage notes receivable and deferred interest receivable at March 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's recording as an investment in consolidated venture, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 2(d). An additional decrease in mortgage notes receivable at March 31, 1995 as compared to December 31, 1994 is the result of a $40,000 reduction in the carrying value of the loan secured by the Oak Court of Westmont Shopping Center, such amount representing payments received from the borrower in 1995. Reference is made to Notes 1 and 2(c).

     The decrease in amount due from affiliate at March 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's 1995 receipt of $302,250 from JMB Mortgage Partners, Ltd.-III, one of the other two participating lenders, such amount representing the Partnership's share of the drawn letters of credit (totaling $500,000) in December 1994 in connection with the loan secured by the Spring Hill Fashion Center. Reference is made to Note 2(d).

     The decrease in bank overdraft at March 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's repayment in 1995 of a temporary bank overdraft of approximately $297,000 which existed at December 31, 1994, resulting primarily from the timing of the Partnership's maturities of short-term investments.

     Rental income, depreciation and property operating expenses decreased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 primarily as a result of the August 1994 sale of the Pineapple Place Apartments and the December 1994 sale of the Ocean Technology Park Office Building. Reference is made to Note 3. Such decreases were partly offset as a result of the Partnership's recording of the operations of the Spring Hill Fashion Center as an investment in consolidated venture, effective January 1, 1995. Reference is made to Notes 1 and 2(d).

     The decrease in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is attributable primarily to the Partnership's recording of the operations of the Spring Hill Fashion Center as an investment in consolidated venture in 1995 as compared to interest recognition on a loan in 1994. Reference is made to Notes 1 and 2(d).

     The increase in venture partner's share of operations for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is attributable to the Partnership's recording of the operations of the Spring Hill Fashion Center as an investment in consolidated venture in 1995. Reference is made to Notes 1 and 2(d).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's owned or reflected as owned investment properties.

                                             1994                           1995
                                --------------------------------------------------------------
                                    At      At     At       At      At     At       At     At
                                   3/31    6/30   9/30    12/31    3/31   6/30     9/30  12/31
                                   ----    ----   ----    -----    ----   ----    -----  -----
1.  Pineapple Place
     Apartments
     Dallas, Texas . . . . .        95%     97%    N/A      N/A     N/A

2.  Ocean Technology
     Park Office
     Building
     Middletown,
     Rhode Island. . . . . .       100%     36%    36%      N/A     N/A

3.  Spring Hill
     Fashion Center
     Shopping Center
     West Dundee, Illinois .        N/A     N/A    N/A      N/A     94%

- - --------------------

     An "N/A" indicates that the property was not owned or reflected as owned by the Partnership at the end of the quarter.


PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10-A. Promissory Note ($2,495,000) for the Oak Court of Westmont Shopping Center, dated January 14, 1985, between WBR Westmont Associates, an Illinois limited partnership, LaSalle National Bank, Trustee, and JMB Mortgage Partners, Ltd., an Illinois limited partnership is hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 2-79095) for December 31, 1992, dated March 27, 1995.

      10-B. Promissory Note ($350,000) for the Oak Court of Westmont Shopping Center, dated January 14, 1985, between WBR Westmont Associates, an Illinois limited partnership, LaSalle National Bank, Trustee, and JMB Mortgage Partners, Ltd., an Illinois limited partnership is hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 2-79095) for December 31, 1992, dated March 27, 1995.

      10-C. Promissory Notes for the Spring Hill Fashion Center, dated February 13, 1986, between Spring Hill Associates, an Ohio general partnership, and JMB Mortgage Partners, Ltd.-III, and Illinois limited partnership, with requisite exhibits, as filed with the Partnership's Report on Form 8-K for February 18, 1986 is incorporated herein by reference.

      10-D. Participation Agreement for the Spring Hill Fashion Center, dated February 13, 1986, between JMB Mortgage Partners, Ltd.-III, JMB Mortgage Partners, Ltd. and JMB Mortgage Partners, Ltd.-II, all Illinois limited partnerships, as filed with the Partnership's Report on Form 8-K for February 18, 1986 is incorporated herein by reference.

      27.    Financial Data Schedule.


      (b) No reports on Form 8-K were required or have been filed for the quarter covered by this report.





                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     JMB MORTGAGE PARTNERS, LTD.

                     BY:    JMB Realty Corporation
                            (Corporate General Partner)




                            GAILEN J. HULL
                     By:    Gailen J. Hull, Senior Vice President
                     Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            GAILEN J. HULL
                            Gailen J. Hull
                            Principal Accounting Officer
                     Date:  May 11, 1995