Form 10-Q
period 1995-09-30
JMB MORTGAGE PARTNERS LTD
filed 1995-11-13
CIK 706074

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995     Commission File #2-79095




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















                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    16



PART II.   OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    20


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    21













































PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1995            1994
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . .      $ 2,471,714      1,104,277
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . .            --         1,954,452
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          132,786         33,069
  Amount due from affiliate (note 2(d)) . . . . . . . . . . . . . . . .            --           302,250
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           15,482          --
                                                                             -----------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        2,619,982      3,394,048
                                                                             -----------    -----------
Investment property (notes 1 and 2(d)):
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,400,000          --
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .        7,214,911          --
                                                                             -----------    -----------
                                                                               9,614,911          --
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .          180,195          --
                                                                             -----------    -----------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . .        9,434,716          --

Mortgage notes receivable (net of allowance for loan losses
  of $1,145,000 in 1995 and $2,147,000 in 1994 -
  notes 2(c) and 2(d)). . . . . . . . . . . . . . . . . . . . . . . . .        1,392,000      6,493,135
Deferred interest receivable (net of allowance for loan loss
  of $458,000 in 1995 and 1994) - notes 2(c) and 2(d) . . . . . . . . .            --           735,615
Settlement note receivable (note 2(b)). . . . . . . . . . . . . . . . .           87,500         91,500
Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,075          --
                                                                             -----------    -----------
                                                                             $13,545,273     10,714,298
                                                                             ===========    ===========
                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1995            1994
                                                                            -------------   -----------
Current liabilities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     --           296,763
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           46,787         30,682
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,377          --
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           88,716          --
  Amounts due to affiliates (note 4). . . . . . . . . . . . . . . . . .          932,797        931,892
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,081,677      1,259,337

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           53,129          --
                                                                            ------------    -----------
Commitments and contingencies (notes 2 and 4)

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        1,134,806      1,259,337

Venture partners' subordinated equity in venture. . . . . . . . . . . .        3,853,118          --
Partners' capital accounts (deficits):
General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .          467,534        458,326
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (661,830)      (652,622)
                                                                             -----------    -----------
                                                                                (193,296)      (193,296)
                                                                             -----------    -----------
Limited partners (39,695 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       34,918,348     34,918,348
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .       16,790,406     16,596,405
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (42,958,109)   (41,866,496)
                                                                             -----------    -----------
                                                                               8,750,645      9,648,257
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        8,557,349      9,454,961
                                                                             -----------    -----------
                                                                             $13,545,273     10,714,298
                                                                             ===========    ===========

                         See accompanying notes to consolidated financial statements

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1995          1994          1995          1994
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   345,780       199,890     1,092,631     1,185,748
  Interest income . . . . . . . . . . . . . . . .       38,341       233,577       106,033       593,710
                                                   -----------    ----------   -----------    ----------
                                                       384,121       433,467     1,198,664     1,779,458
                                                   -----------    ----------   -----------    ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . .       60,120        25,278       180,195       172,832
  Property operating expenses . . . . . . . . . .       93,482       180,374       388,990       648,654
  Mortgage investment servicing fees
    (note 4). . . . . . . . . . . . . . . . . . .        7,113        22,270        41,548        66,810
  Professional services . . . . . . . . . . . . .          896         --           40,971        40,887
  Amortization of deferred expenses . . . . . . .        --              561         --            3,137
  General and administrative. . . . . . . . . . .       70,702        22,364       129,032        71,182
  Provision for value impairment
    (note 2(a)) . . . . . . . . . . . . . . . . .        --            --            --          325,000
                                                   -----------    ----------   -----------    ----------
                                                       232,313       250,847       780,736     1,328,502
                                                   -----------    ----------   -----------    ----------
          Operating earnings. . . . . . . . . . .      151,808       182,620       417,928       450,956
Venture partners' share of venture's
  operations (notes 1 and 2(d)) . . . . . . . . .      (78,806)        --         (214,719)        --
Gain on sale of property (note 3(a)). . . . . . .        --           75,734         --           75,734
                                                   -----------    ----------   -----------    ----------
          Net earnings. . . . . . . . . . . . . .  $    73,002       258,354       203,209       526,690
                                                   ===========    ==========   ===========    ==========






                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1995          1994          1995          1994
                                                   -----------    ----------   -----------    ----------

          Net earnings per limited
            partnership interest
            (note 1):
              Net earnings. . . . . . . . . . . .  $      1.76          4.09          4.89         10.57
              Gain on sale of property. . . . . .        --             1.89         --             1.89
                                                   -----------    ----------   -----------    ----------
                                                   $      1.76          5.98          4.89         12.46
                                                   ===========    ==========   ===========    ==========

          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $      2.50          8.50         27.50         25.50
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

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                 (UNAUDITED)
                                                                                 1995             1994
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  203,209         526,690
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       180,195         172,832
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         --              3,137
    Provision for value impairment (note 2(a)). . . . . . . . . . . . . . .         --            325,000
    Venture partners' share of venture's operations (notes 1 and 2(d)). . .       214,719           --
    Gain on sale of investment property (note 3(a)) . . . . . . . . . . . .         --            (75,734)
Changes in:
  Interest, rents and other receivables . . . . . . . . . . . . . . . . . .       (99,717)        (44,407)
  Amount due from affiliate . . . . . . . . . . . . . . . . . . . . . . . .       302,250           --
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,482)          --
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .            48           --
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,105          18,924
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . .        88,716        (139,586)
  Amounts due to affiliates (note 4). . . . . . . . . . . . . . . . . . . .           905        (311,661)
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,377           --
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .        53,129           --
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .         --            (21,768)
                                                                              -----------     -----------
          Net cash provided by operating activities . . . . . . . . . . . .       957,454         453,427
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .     1,954,452      (6,814,411)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (21,610)        (30,822)
  Reduction in loan carrying value due to borrower payments (note 2(c)) . .        40,000          40,000
  Cash proceeds from sale of investment property,
    net of selling expenses (note 3(a)) . . . . . . . . . . . . . . . . . .         --          7,320,011
  Payments received on settlement note from former loan
    guarantor (note 2(b)) . . . . . . . . . . . . . . . . . . . . . . . . .         4,000          19,000
  Payment of deferred costs . . . . . . . . . . . . . . . . . . . . . . . .       (11,075)          --
                                                                              -----------     -----------
          Net cash provided by investing activities . . . . . . . . . . . .     1,965,767         533,778
                                                                              -----------     -----------

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1995             1994
                                                                             ------------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (296,763)          --
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (158,200)          --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,091,613)     (1,012,223)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        (9,208)        (31,306)
                                                                              -----------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . .    (1,555,784)     (1,043,529)
                                                                              -----------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .     1,367,437         (56,324)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     1,104,277         207,602
                                                                              -----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .   $ 2,471,714         151,278
                                                                              ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $     --              --
                                                                              ===========     ===========
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . . . . . . . . . . . . . .   $ 6,063,135           --
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .       735,567           --
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .    (1,002,000)          --
    Capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,699           --
    Venture partners' interests . . . . . . . . . . . . . . . . . . . . . .     3,796,599           --
                                                                              -----------     -----------

          Net initial carrying value of investment property
            (notes 1 and 2(d)). . . . . . . . . . . . . . . . . . . . . . .   $ 9,600,000           --
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

                      SEPTEMBER 30, 1995 AND 1994

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                              1995                    1994
                   -----------------------  -------------------------
                   GAAP BASIS    TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------    ---------  ----------   ---------

Net earnings
 (loss) . . . . . .  $203,209     (873,585)    526,690      97,949
Net earnings
 (loss) per
 limited
 partnership
 interest . . . . .  $   4.89       (21.19)      12.46        2.11
                     ========   ==========     =======     =======

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (39,695).

     The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,893,358 at September 30, 1995 and $759,979 at December 31, 1994) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Basic and simple accrued interest income on mortgage notes receivable was being recognized using the interest method which results in a level effective yield on the outstanding principal balance. Effective October 1, 1989, the Partnership recognized interest income only as collected on the mortgage loan secured by the Oak Court of Westmont Shopping Center (note 2(c)). Effective January 1, 1993, the Partnership elected to early adopt Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS #114") which became effective January, 1994. SFAS #114 provides that the impairment on a collateralized loan that is considered impaired (as defined) will be recognized by creating a valuation allowance to the recorded balance of the loan to yield a net carrying amount of the loan which is equal to the fair value of the loan collateral. The Partnership has elected to recognize subsequent changes in the fair value of the collateral as adjustments to this valuation allowance, as discussed in note 2. Further, effective January 1, 1993, for financial reporting purposes, the carrying amount of the loan secured by the Oak Court of Westmont Shopping Center is being reduced by any payments received from the borrower. Effective December 1, 1991, the Partnership, for financial reporting purposes, suspended the accrual of the simple accrued interest receivable (which was payable at maturity) on the mortgage loan secured by the Spring Hill Fashion Center (note 2(d)). Participation interest in increases in the market value of the Oak Court of Westmont Shopping Center in excess of a specified amount, if any, will be recognized as income when received by the Partnership.


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

     In September 1991, the Partnership obtained a judgment in the amount of approximately $1,679,000 against the general partners of the borrower. In 1992, one of the three general partners of the borrower filed for protection under Chapter VII of the bankruptcy laws. The bankruptcy court subsequently notified the Partnership that the debtor had no assets to satisfy the judgment and that the bankruptcy claims were discharged. Effective January 1, 1993, settlement agreements were reached between the Partnership and the two other general partners ("guarantors") of the borrower. Pursuant to one of the settlement agreements, a promissory note for $125,000 was issued by one of the guarantors to the Partnership. Accordingly, the Partnership recognized $125,000 as settlement income in 1993. The note provides for annual principal payments (to be made not less frequently than monthly) to the Partnership totaling $25,000 in the year commencing April 1, 1993 and ending March 31, 1994, $30,000 in the year ending March 31, 1995, and $35,000 in each of the final two years ending March 31, 1996 and 1997, respectively. The aforementioned scheduled principal payments are subject to earlier payment under certain circumstances. The note provides for prepayment in whole or in part at any time without penalty. This guarantor was current in his monthly payments to the Partnership through August 31, 1994. The Partnership has not received quarterly payments totaling $9,000 which were due as of December 31, 1994 and has not received the 1995 monthly and quarterly payments totaling $25,000 as of the date of this report. The Partnership has contacted the guarantor regarding these delinquent amounts.

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

     Approximately $1,462,000 of interest due to the Partnership through September 30, 1995 was uncollected as of the date of this report. Of this uncollected amount, approximately $277,000 represents basic interest due for the nine months ended September 30, 1995. For financial reporting purposes, the carrying amount of this loan has been reduced by $40,000 in 1995, such amount representing payments received from the borrower during the nine months ended September 30, 1995 (see note 1). Subsequent to September 30, 1995, the Partnership received a $60,000 payment from the

                      JMB MORTGAGE PARTNERS, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


borrower. The borrower continues to negotiate with the Partnership concerning the unpaid amounts.

     Occupancy at the shopping center remained at 62% at September 30, 1995, unchanged from June 30, 1995 and down from 82% at March 31, 1995, primarily as a result of the move out of a tenant which occupied approximately 24% of the leasable space at the property and whose lease was scheduled to expire November 30, 1996. Due to the competitive conditions in this market, re-leasing time and expense could be substantial to replace this tenant. Subsequent to September 30, 1995, the borrower executed leases with two tenants who will occupy approximately 3,300 square feet, thus resulting in the property being 73% leased. The borrower is currently negotiating with an additional tenant for approximately 7,300 square feet (24% of the leasable space) at the property. The borrower continues to pursue additional tenants for the shopping center, but the market remains very competitive. Due to the property's continuing high levels of vacancy, the borrower has made only partial interest payments since July, 1989 to
the extent of cash generated by the property.   The manager of the
property, an affiliate of the borrower, is currently deferring a portion of its management fees in order to increase the cash flow available to the Partnership. Due to the aforementioned vacancy level of the property and the current competitive market conditions, the borrower was unable to either sell the property or to obtain replacement long-term financing in order to repay the loan on its scheduled maturity date of January 14, 1995.

The Partnership is working closely with the borrower in an effort to lease up the vacant space at the property and to make the property marketable for either a sale or replacement financing. Accordingly, the Partnership has classified this mortgage note receivable as a noncurrent asset in the accompanying consolidated balance sheets.

     Due to the uncertainty of the realization of the simple accrued interest recognized through September 30, 1989 (approximately $458,000) and the principal balance of the loan ($2,845,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral has, for financial reporting purposes, made provisions for loan loss of $368,000 in 1990, $458,000 in 1991 and $777,000 in 1992, bringing the total provision for loan loss on this loan to $1,603,000, which is reflected in the accompanying consolidated balance sheets. No further provisions for loan loss have been deemed necessary at this time.

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

     The borrower defaulted in its scheduled basic interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December, 1994. An affiliate of the lenders took control of the property's funds in January, 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a consolidated joint venture. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For Federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $1,390,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan.

     Occupancy at the shopping center was 92% at September 30, 1995, down from 94% at June 30, 1995. However, a major tenant, which occupied approximately 24% of the leasable space at the property and who is operating under Chapter 11 bankruptcy protection, informed the lenders (including the Partnership) that it did not intend to exercise its renewal option when its current lease expired in October 1995 and has since vacated its space, thereby reducing the occupancy at the property to 68%. The Partnership is currently holding discussions with a potential replacement tenant for this space. Due to the competitive conditions in this market, re-leasing time and expense could be substantial to replace this major tenant, which will further reduce cash flow from this investment to the Partnership in the short term. Further, this property will most likely be difficult to sell prior to the re-leasing of this space.


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


(4)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                           Unpaid at
                                                         September 30,
                                    1995        1994         1995
                                  -------      ------    -------------
Property management
  and leasing fees. . . . . .     $39,374      63,133         4,604
Insurance commissions . . . .        --         2,100           --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . .       1,342       1,562             6
                                  -------      ------         -----
                                  $40,716      66,795         4,610
                                  =======      ======         =====

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership. Such reimbursable costs for 1995 were $93,653, of which $2,584 was unpaid at September 30, 1995.

                      JMB MORTGAGE PARTNERS, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Partnership is obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1% of the amount funded by the Partnership on mortgage investments. The servicing fee is calculated from the date the Partnership funds the mortgage investment. Payment of one-half of the fee is subordinated to the receipt by the Limited Partners of a stipulated rate of return on their current capital accounts. Such total cumulative unpaid fees, which previously had generally been deferred but which are currently being paid to the extent of the unsubordinated portion of such fees, aggregated $925,603 at September 30, 1995, all of which has been accrued in the accompanying consolidated financial statements.

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

     The aggregate amount of deferred payments to the General Partners at September 30, 1995 in excess of that required by the Partnership Agreement is equivalent to approximately $15 per Interest. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain of these administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


     (5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.











PART 1.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,472,000. Such funds are available for distributions to partners and for working capital requirements. The Partnership and its consolidated venture have currently budgeted approximately $330,000 in 1995 for tenant improvements and other capital expenditures at the Spring Hill Fashion Center (as discussed below and in Note 2(d)). Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Reference is made to Note 3(a) for a description of the sale of the Pineapple Place Apartments in August 1994. The Partnership distributed $180 per Interest to the Limited Partners in 1994 from the proceeds of this sale. The General Partners have deferred their share of distributions from the proceeds of this sale at this time. Reference is also made to Note 3(b) for a description of the sale of the Ocean Technology Park Office Building in December 1994. The Partnership distributed $20 per Interest to the Limited Partners in 1995 from the proceeds of this sale. The General Partners have also deferred their share of distributions from the proceeds of this sale at this time. The General Partners had been deferring mortgage investment servicing fees, their share of the distributions of net cash flow and sale and repayment proceeds and reimbursement of various out-of-pocket expenses. The aggregate amount of deferred payments to the General Partners in excess of that required by the Partnership Agreement at September 30, 1995 is equivalent to approximately $15 per Interest. Reference is made to Note 4.

     The source of future short-term liquidity and distributions is expected to be from the collection of interest on the Partnership's remaining participating first mortgage loan investment (which is payable interest only). Reference is made to Note 2(c). The source of future long-term liquidity would include the collection of principal on this participating first mortgage loan investment. Such collection of principal would depend upon the borrower's ability to sell the Oak Court of Westmont property or to obtain replacement long-term financing. There can be no assurance that the Partnership will obtain full repayment of its loan. In addition, reference is made to Note 2(c) concerning the delinquent interest amounts, the recognition of interest income and suspension of certain interest accruals and the provisions for loan loss on the loan secured by the Oak Court of Westmont Shopping Center. Occupancy at this shopping center remained at 62% at September 30, 1995, unchanged from June 30, 1995, and down from 82% at March 31, 1995, primarily as a result of the move out of a tenant which occupied approximately 24% of the leasable space at the property and whose lease was scheduled to expire November 30, 1996. Due to the competitive conditions in this market, re-leasing time and expense could be substantial to replace this tenant. Subsequent to September 30, 1995, the borrower executed leases with two tenants who will occupy approximately 3,300 square feet, thus resulting in the property being 73% leased. The borrower is currently negotiating with an additional tenant for approximately 7,300 square feet (24% of the leasable space) at the property. The borrower continues to pursue additional tenants for the shopping center, but the market remains very competitive. Due to the Oak Court of Westmont property's continuing high levels of vacancy, the borrower has made only partial interest payments since July 1989 to the extent of cash generated by the property. The borrower continues to negotiate with the Partnership regarding such unpaid amounts. The manager of the property, an affiliate of the borrower, is currently deferring a portion of its management fees in order to increase the cash flow available to the Partnership. Due to the aforementioned vacancy level at the Oak Court of Westmont Shopping Center and the current competitive market conditions, the borrower was unable to either sell the property or obtain replacement long-term financing in order to repay the loan on its scheduled maturity date in January 1995. The Partnership is working closely with the borrower in an effort to lease up the vacant space at the property and to make the property marketable for either a sale or replacement financing. Accordingly, the Partnership has classified this mortgage note receivable as a noncurrent asset in the accompanying consolidated balance sheets. Due to the uncertainty of the realization of the simple accrued interest receivable recognized through September 30, 1989 (approximately $458,000) and the principal balance of the loan ($2,845,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, for financial reporting purposes, made provisions for loan loss of $368,000 in 1990, $458,000 in 1991 and $777,000 in 1992,
bringing the total provision for loan loss on this loan to $1,603,000, which is reflected in the accompanying consolidated balance sheets. No further provisions for loan loss have been deemed necessary at this time.

     An additional source of both short-term and long-term future liquidity and distributions is expected to be from net cash generated by the Spring Hill Fashion Center investment property and from the sale of such investment. Reference is made to Note 2(d) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit that were additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a consolidated joint venture. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss (see Note 2(d)).

For Federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $1,390,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 92% at September 30, 1995, down from 94% at June 30, 1995. However, a major tenant, which occupied approximately 24% of the leasable space at the property and who is operating under Chapter 11 bankruptcy protection, informed the lenders (including the Partnership) that it did not intend to exercise its renewal option when its current lease expired in October 1995 and has since vacated its space, thereby reducing the occupancy at the property to 68%. The Partnership is currently holding discussions with a potential replacement tenant for this space. Due to the competitive conditions in this market, re-leasing time and expense could be substantial to replace this major tenant, which will further reduce cash flow from this investment to the Partnership in the short term. Further, this property will most likely be difficult to sell prior to the re-leasing of this space.

     Finally, reference is made to Note 2(b) for a description of the Partnership's settlements with certain guarantors of the previous loan secured by the Ocean Technology Park Office Building. The Partnership does not consider the guarantors of this former loan to be a significant source of future liquidity.

     The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available and the need to preserve funds for potential future leasing costs (as discussed in Note 2(d)). Reference is made to Note 4 for a description of certain fees and payments, the receipt of certain of which are being deferred by the General Partners of the Partnership. By conserving working capital, the Partnership will be in a better position to meet its future needs. In an effort to reduce Partnership operating expenses, the Partnership has elected to make semi-annual rather than quarterly distributions of operating cash flow beginning in November 1995. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Reference is made to Note 4 of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the participating first mortgage loans funded by the Partnership.

     The combined decrease in cash and cash equivalents and short-term investments at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's distribution of $20 per Interest to the Limited Partners in 1995, primarily from the proceeds of the December 1994 sale of the Ocean Technology Park Office Building. Reference is made to Note 3(b). Additionally, the increase in cash and cash equivalents and the decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at September 30, 1995 and a portion of the Partnership's investments in U.S. Government obligations being classified as short-term investments at December 31, 1994. Reference is made to Note 1.

     The increase in interest, rents and other receivables, prepaid expenses, investment property, deferred costs, accrued real estate taxes, unearned rents, tenant security deposits and venture partners' equity in venture, and the decrease in mortgage notes receivable and deferred interest receivable at September 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's recording as an investment in consolidated venture, effective January 1, 1995, the former mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 2(d). An additional decrease in mortgage notes receivable at September 30, 1995 as compared to December 31, 1994 is the result of a $40,000 reduction in the carrying value of the loan secured by the Oak Court of Westmont Shopping Center, such amount representing payments received from the borrower in 1995. Reference is made to Notes 1 and 2(c).

     The decrease in amount due from affiliate at September 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's 1995 receipt of $302,250 from JMB Mortgage Partners, Ltd.-III, one of the other two participating lenders of the loan secured by the Spring Hill Fashion Center, such amount representing the Partnership's share of the drawn letters of credit (totaling $500,000) in December 1994 in connection with such loan. Reference is made to Note 2(d).

     The decrease in bank overdraft at September 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's repayment in 1995 of a temporary bank overdraft of approximately $297,000 which existed at December 31, 1994, resulting primarily from the timing of the Partnership's maturities of short-term investments.

     Rental income decreased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 and property operating expenses decreased for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 primarily as a result of the August 1994 sale of the Pineapple Place Apartments and the December 1994 sale of the Ocean Technology Park Office Building. Reference is made to Note 3. Such decreases were partly offset as a result of the Partnership's recording of the operations of the Spring Hill Fashion Center as an investment in consolidated venture, effective January 1, 1995. Reference is made to Notes 1 and 2(d). Rental income increased for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 as a result of the sale of the Pineapple Place Apartments in August 1994, and the decreased occupancy level at the Ocean Technology Park Office Building during the three months ended September 30, 1994.

     Depreciation expense increased for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 primarily as a result of the Partnership's recording of the operations of the Spring Hill Fashion Center as an investment in consolidated venture in 1995. Reference is made to Notes 1 and 2(d). Such increase was partially offset by a decrease in depreciation expense in 1995 as a result of the August 1994 sale of the Pineapple Place Apartments.

     The decrease in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is attributable primarily to the Partnership's recording of the operations of the Spring Hill Fashion Center as an investment in consolidated venture in 1995 as compared to interest recognition on a loan in 1994. Reference is made to Notes 1 and 2(d).

     Mortgage investment servicing fees decreased for the three and nine months ended September 30, 1995 as compared to the year-earlier periods as a result of the lenders (including the Partnership) obtaining legal title to the Spring Hill Fashion Center in early May 1995. Reference is made to
Note 2(d).

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 4.

     Reference is made to Note 2(c) regarding the $325,000 provision for value impairment made in 1994 on the Pineapple Place Apartments investment property.

     The increase in venture partners' share of venture's operations for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is attributable to the Partnership's recording of the operations of the Spring Hill Fashion Center as an investment in consolidated venture in 1995. Reference is made to Notes 1 and 2(d).

     Gain on sale of investment property of $75,734 for the three and nine months ended September 30, 1994 is attributable to the August 1994 sale of the Pineapple Place Apartments investment property. Reference is made to
Note 3(a).

     Distributions made to Limited Partners for the nine months ended September 30, 1995 include a distribution of $20 per Interest to the Limited Partners, primarily from the proceeds of the December 1994 sale of the Ocean Technology Park Office Building (see Note 3(b)).



PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's owned or reflected as owned investment properties.

                                               1994                             1995
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----
1.  Pineapple Place
     Apartments
     Dallas, Texas. . . . . .        95%      97%     N/A     N/A      N/A     N/A     N/A

2.  Ocean Technology
     Park Office
     Building
     Middletown,
     Rhode Island . . . . . .       100%      36%     36%     N/A      N/A     N/A     N/A

3.  Spring Hill
     Fashion Center
     Shopping Center
     West Dundee, Illinois. .        N/A      N/A     N/A     N/A     94%*     94%     92%

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









PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10-A.   Promissory Note ($2,495,000) for the Oak Court of Westmont
Shopping Center, dated January 14, 1985, between WBR Westmont Associates, an Illinois limited partnership, LaSalle National Bank, Trustee, and JMB Mortgage Partners, Ltd., an Illinois limited partnership is hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 2-79095) for December 31, 1992, dated March 19, 1993.

     10-B.   Promissory Note ($350,000) for the Oak Court of Westmont
Shopping Center, dated January 14, 1985, between WBR Westmont Associates, an Illinois limited partnership, LaSalle National Bank, Trustee, and JMB Mortgage Partners, Ltd., an Illinois limited partnership is hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 2-79095) for December 31, 1992, dated March 19, 1993.

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


                      JMB MORTGAGE PARTNERS, LTD.

                      BY:    JMB Realty Corporation
                             (Corporate General Partner)




                             GAILEN J. HULL
                      By:    Gailen J. Hull, Senior Vice President
                      Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                             GAILEN J. HULL
                             Gailen J. Hull
                             Principal Accounting Officer
                      Date:  November 9, 1995