Form 10-K
period 1995-12-31
JMB MORTGAGE PARTNERS LTD
filed 1996-03-28
CIK 706074

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year                      Commission file number 2-79095
ended December 31, 1995


                          JMB MORTGAGE PARTNERS, LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Illinois                                 36-3198533
(State of organization)            (I.R.S. Employer identification No.)


900 N. Michigan Ave., Chicago, Illinois             60611
(Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each class                               which registered
-------------------                             -------------------------
        None                                                 None

Securities registered pursuant to Section 12(g) of the Act:

                         LIMITED PARTNERSHIP INTERESTS
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None








                               TABLE OF CONTENTS


                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    5

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    6

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .    6

PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Matters . . . . . . . . . . . .    6

Item 6.       Selected Financial Data. . . . . . . . . . . . .    7

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operation . . . . . . . . . . . . . .   11

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   16

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   41

PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   41

Item 11.      Executive Compensation . . . . . . . . . . . . .   44

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   46

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   47

PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   47


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   49















                                       i

                                    PART I

ITEM 1.  BUSINESS

     All references herein to "Notes" are to Notes to Financial Statements contained in this annual report.

     The registrant, JMB Mortgage Partners, Ltd. (the "Partnership"), is a limited partnership formed in 1982 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On December 3, 1982, the Partnership commenced an offering of $40,000,000 (subject to increase by up to $25,000,000) in Limited Partnership interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-79095). A total of 39,690 Interests were sold to the public at an offering price of $1,000 per Interest before certain discounts for volume purchases. The holders of 32,912 Interests were admitted to the Partnership during the fiscal year ended October 31, 1983; the holders of 6,778 Interests were admitted to the Partnership in the following fiscal year. The offering of Interests terminated on December 31, 1983 (except in the states of Illinois, Pennsylvania and Texas, where the offering terminated on December 2, 1983).

No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership is engaged solely in the business of investing in real estate, principally residential garden apartment complexes and commercial properties, through participating first mortgage loans and certain other mortgage investments. The Partnership's current investments are located in the State of Illinois and the Partnership has no investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2032. The Partnership is self-liquidating in nature. At repayment or maturity of a particular mortgage investment or at sale of a particular property acquired as a result of a non-performing loan, the net proceeds, if any, are generally distributed or reinvested in existing mortgage investments or properties held rather than invested in acquiring additional mortgage investments. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs as soon as it is feasibly possible, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made real estate investments set forth in the following table:



                                                            SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                          DATE OF      ORIGINAL INVESTED
    AND LOCATION                   SIZE        PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------          ----------     --------   ----------------------         ---------------------
1. Pineapple Place
    Apartments
    Dallas, Texas. . . .         256 units      9-13-84           8-3-94                 Participating first
                                                                                         mortgage loan (c)(e)

2. Lincoln Park
    Apartments
    Phoenix,
    Arizona. . . . . . .         332 units      4-9-84            2-5-87                 Participating first
                                                                                         mortgage loan (b)

3. Oak Court of
    Westmont
    Shopping Center
    Illinois . . . . . .          31,000        1-18-85             9%                   Participating first
                                  sq.ft.                                                 mortgage loan

4. Ocean Technology
    Park Office
    Building
    Middletown,
    Rhode Island . . . .          45,000        8-13-85          12-16-94                Participating first
                                  sq.ft.                                                 mortgage loan (d)(e)

5. Spring Hill
    Fashion Center
    shopping center
    West Dundee,
    Illinois . . . . . .          125,000       2-18-86             18%                  Participating first
                                  sq.ft.                                                 mortgage loan (f)


-----------------------

  (a) The computation of this percentage for real estate investments held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) The participating first mortgage loan secured by this property has been repaid.

  (c) Reference is made to Notes 2(a) and 4(a) for a description of the events resulting in the Partnership obtaining legal title to this property in November 1989.

  (d) Reference is made to Notes 2(b) and 4(c) for a description of the events resulting in the Partnership obtaining legal title to this property in December 1990.

  (e) This property has been sold. Reference is made to Note 5 for a description of the sale of this real property investment.

  (f) Reference is made to Notes 2(c) and 4(d) for a description of the events resulting in the Partnership obtaining legal title to this property in May 1995.



     The Partnership's commitments for mortgage investments were made in fiscal years 1983, 1984, 1985 and 1986. The Partnership's funding a participating first mortgage loan secured by the Pineapple Place Apartments in Dallas, Texas and a description of the events resulting in the Partnership obtaining legal title to the Pineapple Place Apartments in November 1989 is described in Note 4(a) and Note 2(a), respectively. The Partnership's funding of a participating first mortgage loan secured by the Oak Court of Westmont Shopping Center in Westmont, Illinois is described in
Note 4(b). The Partnership's funding of a participating first mortgage loan secured by the Ocean Technology Park Office Building in Middletown, Rhode Island and a description of the events resulting in the Partnership obtaining legal title to the Ocean Technology Park Office Building in December 1990 is described in Note 4(c) and Note 2(b), respectively. The Partnership's funding of a participating first mortgage loan secured by the Spring Hill Fashion Center shopping center in West Dundee, Illinois and the subsequent acquisition of title to this property by the Partnership and its participating affiliated lenders is described in Note 4(d) and Note 2(c), respectively.

     The property securing the Partnership's remaining mortgage investment and the Spring Hill investment are subject to competition from similar types of properties (including in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the properties are in competition for new tenants due to significant vacancies which are present in the local
market.   Reference is made to Item 7 below for a discussion of competitive conditions and future plans for the property securing the Partnership's remaining mortgage investment and the Spring Hill property. Approximate occupancy levels for the Partnership's current and formerly owned properties are set forth in the table in Item 2 below to which reference is
hereby made.   In the opinion of the Corporate General Partner of the
Partnership, the property securing the Partnership's remaining mortgage investment and the Spring Hill property at December 31, 1995 are adequately insured.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.




ITEM 2.  PROPERTIES

     The Partnership has made real estate investments in the five properties referred to under Item 1 above, to which reference is hereby made for a description of such investments.

     The following is a listing of the principal business or occupation carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's owned or reflected as owned investment property during 1995:

                                                                    1994                         1995
                                                          -------------------------    -------------------------
                                                          At     At     At      At     At     At     At      At
                                  Principal Business     3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  ------------------     ----   ----   ----   -----   ----   ----  -----   -----
Spring Hill
  Fashion Center
  Shopping Center
  West Dundee,
  Illinois . . . . . . . . . . .  Retail                  N/A    N/A    N/A     N/A   94%*    94%    92%     75%

_______________

     An N/A indicates that the property was not owned or reflected as owned by the Partnership at the end of the quarter.

     *  Reference is made to Note 2(c) for a discussion of the presentation of this property as owned at March 31,
1995 although title did not transfer to the Partnership pursuant to a deed in lieu of foreclosure until May 1995.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.



                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 5,313 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

     There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.








ITEM 6.  SELECTED FINANCIAL DATA

                                               JMB MORTGAGE PARTNERS, LTD.
                                                 (A LIMITED PARTNERSHIP)

                                YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                      (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1995            1994            1993           1992           1991
                             -------------   -------------    -----------    ------------   ------------
Total income . . . . . . . .  $  1,567,512       2,056,527      2,963,381       2,696,006      2,966,048
                              ============    ============   ============    ============   ============
Operating earnings
 (loss). . . . . . . . . . .  $    486,067         439,752        (45,355)       (236,818)      (755,517)
Venture partners'
 share of venture's
 operations (notes 1
 and 2(c)) . . . . . . . . .      (260,214)          --             --              --             --
                              ------------    ------------   ------------    ------------   ------------
Net operating
  earnings (loss). . . . . .       225,853         439,752        (43,355)       (236,818)      (755,517)
Gain on sale of in-
 vestment properties
 (note 5). . . . . . . . . .         --            775,633          --               --            --
                              ------------    ------------   ------------    ------------   ------------
      Net earnings
        (loss) . . . . . . .  $    225,853       1,215,385        (45,355)       (236,818)      (755,517)
                              ============    ============   ============    ============   ============
Net earnings (loss)
 per interest (b):
   Net operating
    earnings (loss). . . . .  $       5.30           10.21          (1.11)          (5.79)        (18.46)
   Gain on sale of
    investment
    properties . . . . . . .         --              19.35          --              --             --
                              ------------    ------------   ------------    ------------   ------------
      Net earnings
       (loss) per
       interest. . . . . . .  $       5.30           29.56          (1.11)          (5.79)        (18.46)
                              ============    ============   ============    ============   ============
Total assets . . . . . . . .  $ 13,389,571      10,714,298     18,131,445      19,735,612     21,559,707
                              ============    ============   ============    ============   ============
Cash distributions
 per interest (c). . . . . .  $      32.50          208.00          34.00           34.00          34.00
                              ============    ============   ============    ============   ============



--------------------

  (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (39,695).

  (c) Cash distributions from the Partnership are generally not equal to Partnership's income (loss) for financial reporting or Federal income tax purposes. Each partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.







SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995


Property
--------

Spring Hill
Fashion Center       a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as
of                        December 31, 1995 were as follows:

                                                                             Avg. Base
                                                         GLA                 Rent Per
                           December 31,             Occupancy Rate        Square Foot (1)
                           ------------             --------------        ---------------

                                 1995. . . . . . .        75%                 $11.50

                     (1) Average base rent per square foot is based on GLA occupied as of December 31, 1995.  Reference is made to Notes 1 and 2(c) for a description of the events resulting in the Partnership obtaining legal title to this property in May 1995.

                                                                                  Scheduled
                                                                                    Lease          Lease
                                                       Square      Base Rent      Expiration       Renewal
                     b)      Significant Tenants        Feet       Per Annum        Date           Option
                             -------------------      --------     ---------      ----------       --------

                             Michael's
                             (Arts and Crafts)        30,040       $210,000       1/2006           None

                             T.J. Maxx
                             (Clothing)               25,161        150,966       1/2001           One 5-yr term

                             Pier 1 Imports
                             (Gifts and
                             Specialty)                8,487        110,331        3/1997          None

                             Celebration Center
                             (Specialty)               8,125         89,375       10/2004          None


                     c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Spring Hill Fashion Center:

                                                                                   Annualized         Percent of
                                               Number of         Approx. Total     Base Rent          Total 1995
                             Year Ending       Expiring          GLA of Expiring   of Expiring        Base Rent
                             December 31,      Leases(1)         Leases (1)        Leases             Expiring
                             ------------      ---------         ---------------   -----------        ----------

                             1996                  1                   2,000            32,000            3.0
                             1997                  2                  10,500           134,000           12.4
                             1998                  2                   5,600            75,000            7.0
                             1999                  1                   2,000            22,000            2.0
                             2000                  7                  21,800           254,000           23.5
                             2001                  3                  32,200           245,000           22.6
                             2002                 --                   --                --               --
                             2003                  2                  11,000           123,000           11.3
                             2004                  1                   8,100            89,000            8.3
                             2005                 --                   --                --               --

                     (1)     Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On December 3, 1982, the Partnership commenced an offering to the public of up to $40,000,000 (subject to increase by up to $25,000,000) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. A total of 39,690 Limited Partnership Interests (at a price to the public of $1,000 per Interest) were issued by the Partnership through January 19, 1984, the final closing to admit Limited Partners, from which the Partnership received $36,713,250 (net of selling commissions and discounts for volume purchases). After deducting selling expenses and other offering costs, the Partnership had approximately $34,900,000 with which to invest in real estate primarily through participating first mortgage loans, to pay for legal fees and other costs related to such investments and for working capital. Portions of such proceeds were utilized to make the mortgage investments described in Item 1 above.

     At December 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,410,000. Such remaining funds are available for distributions to partners and venture partners and for working capital requirements. The Partnership and its consolidated venture have currently budgeted approximately $550,000 in 1996 for tenant improvements and other capital expenditures at the Spring Hill Fashion Center (as discussed below and in Note 2(c)). Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The General Partners have deferred their share of distributions from the proceeds of the sales of the Pineapple Place Apartments in August 1994 and the Ocean Technology Park Office Building in December 1994 at this time. The General Partners had been deferring mortgage investment servicing fees, their share of the distributions of net cash flow and sale and repayment proceeds and reimbursement of various out-of-pocket expenses. The General Partners are currently deferring the subordinated portion of mortgage investment servicing fees and their share of sale and repayment proceeds. The aggregate amount of deferred payments to the General Partners in excess of that required by the Partnership Agreement at December 31, 1995 is equivalent to approximately $15 per Interest. Reference is made to Notes 5 and 7.

     The source of future short-term liquidity and distributions is expected to be from the collection of interest on the Partnership's remaining participating first mortgage loan investment (which is payable interest only). Reference is made to Note 4(b). The source of future long-term liquidity would include the collection of principal and interest on this participating first mortgage loan investment. Such collection of principal would depend upon the borrower's ability to sell the Oak Court of Westmont property or to obtain replacement long-term financing. There can be no assurance that the Partnership will obtain full repayment of its loan. In addition, reference is made to Note 4(b) concerning the delinquent interest amounts, the recognition of interest income and suspension of certain interest accruals and the provisions for loan loss on the loan secured by the Oak Court of Westmont Shopping Center. Occupancy at this shopping center was 73% at December 31, 1995. Subsequent to December 31, 1995, the borrower executed a ten-year lease (expected to commence in the spring of 1996) with a tenant for approximately 7,300 square feet (24% of the leasable space) at the property. Due to the Oak Court of Westmont property's previous high levels of vacancy, the borrower has made only partial interest payments since July 1989 to the extent of cash generated by the property. The borrower continues to negotiate with the Partnership regarding such unpaid amounts. The manager of the property, an affiliate of the borrower, is currently deferring a portion of its management fees in order to increase the cash flow available to the Partnership. Due to the aforementioned vacancy levels at the Oak Court of Westmont Shopping Center and the current competitive market conditions, the borrower was unable to either sell the property or obtain replacement long-term financing in order to repay the loan on its scheduled maturity date in January 1995. The Partnership has worked closely with the borrower in an effort to lease up the vacant space at the property and is currently working with the borrower to either sell or obtain replacement financing. Accordingly, the Partnership has classified this mortgage note receivable as a noncurrent asset in the accompanying consolidated balance sheets. Due to the uncertainty of the realization of the simple accrued interest receivable recognized through September 30, 1989 (approximately $458,000) and the principal balance of the loan ($2,845,000), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, for financial reporting purposes, made provisions for loan loss of $368,000 in 1990, $458,000 in 1991 and $777,000 in 1992, bringing the total provision for loan loss on this loan to $1,603,000, which is reflected in the accompanying consolidated balance sheets. No further provisions for loan loss have been deemed necessary at this time.

     An additional source of both short-term and long-term future liquidity and distributions is expected to be from net cash generated by the Spring Hill Fashion Center investment property and from the sale of such investment. Reference is made to Note 2(c) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit that were additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a consolidated joint venture. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss (see Note 4(d)). For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $1,171,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be significantly less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 75% at December 31, 1995 due to a major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, not exercising its renewal option when its current lease expired in October 1995 and vacating its space. The Partnership executed a ten-year lease (which commenced in February 1996) with a replacement tenant for this space at rental rates somewhat lower than those of the former tenant. The Partnership is actively pursuing the sale of the Spring Hill Fashion Center.

     Finally, reference is made to Note 2(b) for a description of the Partnership's settlements with certain guarantors of the previous loan secured by the Ocean Technology Park Office Building. The Partnership does not consider the guarantors of this former loan to be a significant source of future liquidity.

     The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available and the need to preserve funds for potential future leasing costs (as discussed above and in Note 2(c)). Reference is made to Note 7 for a description of certain fees and payments, the receipt of certain of which are being deferred by the General Partners of the Partnership. By conserving working capital, the Partnership will be in a better position to meet its future needs. In an effort to reduce Partnership operating expenses, the Partnership expects to make semi-annual rather than quarterly distributions of available operating cash flow beginning in November 1995. After reviewing the remaining investments and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining investments as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Reference is made to Note 4 for a description of certain of the participating first mortgage loans funded by the Partnership.

     The combined decrease in cash and cash equivalents and short-term investments at December 31, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's distribution of $20 per Interest to the Limited Partners in 1995, primarily from the proceeds of the December 1994 sale of the Ocean Technology Park Office Building. Reference is made to Note 5(b). Additionally, the increase in cash and cash equivalents and the decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's short-term investments being classified as cash equivalents at December 31, 1995 and a portion of the Partnership's investments in U.S. Government obligations being classified as short-term investments at December 31, 1994. Reference is made to Note 1.

     The increase in interest, rents and other receivables (net of allowance for doubtful accounts), prepaid expenses, investment property, deferred costs, accrued real estate taxes, unearned rents, tenant security deposits and venture partners' equity in venture, and the decrease in mortgage notes receivable and deferred interest receivable at December 31, 1995 as compared to December 31, 1994 is the result of the Partnership's recording as a consolidated venture, effective January 1, 1995, the former mortgage loan secured by the Spring Hill Fashion Center. Reference is made to Notes 1 and 2(c). An additional decrease in mortgage notes receivable at December 31, 1995 as compared to December 31, 1994 is the result of a $100,000 reduction in the carrying value of the loan secured by the Oak Court of Westmont Shopping Center, such amount representing payments received from the borrower in 1995. Reference is made to Notes 1 and 4(c).

     The decrease in amount due from affiliate at December 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's 1995 receipt of $302,250 from JMB Mortgage Partners, Ltd.-III, one of the other two participating lenders of the former loan secured by the Spring Hill Fashion Center, such amount representing the Partnership's share of the drawn letters of credit (totaling $500,000) in December 1994 in connection with such loan. Reference is made to Note 4(d).

     The decrease in settlement note receivable at December 31, 1995 as compared to December 31, 1994 is the result of note payments totaling $5,000 received by the Partnership from one of the guarantors of the former loan secured by the Ocean Technology Park Office Building in 1995. Reference is made to Note 2(b).

     The decrease in bank overdraft at December 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's repayment in 1995 of a temporary bank overdraft of approximately $297,000 which existed at December 31, 1994, resulting primarily from the timing of the Partnership's maturities of short-term investments.

     The increase in amounts due to affiliates at December 31, 1995 as compared to December 31, 1994 is attributable primarily to unpaid 1995 reimbursable costs to affiliates of the General Partners at December 31, 1995. Reference is made to Note 7.

     The decrease in interest income in 1995 as compared to 1994 and 1993 is attributable primarily to the Partnership's recording of the operations of the Spring Hill Fashion Center as a consolidated venture in 1995 as compared to interest recognition on the loan in 1994 and 1993. Reference is made to Notes 1 and 2(c). An additional decrease in interest income in 1995 as compared to 1994 and the increase in interest income in 1994 as compared to 1993 is primarily the result of an increase in interest earned on the Partnership's short-term investments in 1994, resulting from the temporary investment of the proceeds received from the sales of the Pineapple Place Apartments and the Ocean Technology Park Office Building in 1994. Reference is made to Note 5. Effective January 1, 1993, any payments received from the borrower of the loan secured by the Oak Court of Westmont Shopping Center are applied to reduce the carrying amount of the loan. Reference is made to Note 4(b).

     Rental income increased in 1995 as compared to 1994 primarily as a result of the Partnership's recording of the operations of the Spring Hill Fashion Center as a consolidated venture, effective January 1, 1995. Reference is made to Notes 1 and 2(c). Such increase in rental income was substantially offset by decreases in rental income at the Pineapple Place Apartments and the Ocean Technology Park Office Building which were sold in August 1994 and December 1994, respectively. Reference is made to Note 5. Property operating expenses decreased in 1995 as compared to 1994 primarily as a result of the 1994 sales of the Pineapple Place Apartments and the Ocean Technology Park Office Building. Reference is made to Note 5. Such decreases were substantially offset as a result of the Partnership's recording of the operations of the Spring Hill Fashion Center as a consolidated venture, effective January 1, 1995. Reference is made to Notes 1 and 2(c). Depreciation expense increased in 1995 as compared to 1994 primarily as a result of the Partnership's recording of the operations of the Spring Hill Fashion Center as a consolidated venture, effective January 1, 1995. Reference is made to Notes 1 and 2(c). Such increase was partially offset by a decrease in depreciation expense in 1995 as a result of the August 1994 sale of the Pineapple Place Apartments. Reference is made to Note 5(a).

     Rental income, depreciation and property operating expenses decreased in 1994 as compared to 1993 primarily as a result of the sale of the Pineapple Place Apartments in 1994. Reference is made to Note 5(a). An additional decrease in rental income in 1994 as compared to 1993 is attributable to a decrease in occupancy in 1994 at the Ocean Technology Park Office Building which was sold in December 1994. Reference is made to
Note 5(b). An additional decrease in depreciation expense in 1994 as compared to 1993 is attributable to a reduction in depreciation expense of approximately $28,000 in 1994 at the Ocean Technology Park Office Building as a result of the additional provision for value impairment made in 1993. Such provision reduced the net basis of the investment property to its then estimated recoverable value. Reference is made to Note 2(b).

     Settlement income of $125,000 in 1993 is the result of the settlement agreement reached between the Partnership and one of the guarantors of the former loan secured by the Ocean Technology Park Office Building and the corresponding recognition of income. Reference is made to Note 2(b).

     Other income of $163,519 in 1993 is the result of the Partnership's adjustment in 1993 of accrued mortgage investment services fees.

     Mortgage investment servicing fees decreased in 1995 as compared to 1994 and 1993 as a result of the lenders (including the Partnership) obtaining legal title to the Spring Hill Fashion Center in early May 1995. Reference is made to Notes 1 and 2(c).

     The increase in general and administrative expenses in 1995 as compared to 1994 and 1993 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 7.

     Reference is made to Note 4(d) regarding the provisions for loan loss made in 1994 and 1993 on the loan secured by the Spring Hill Fashion Center.

     Reference is made to Note 2(a) regarding the $325,000 provision for value impairment made in 1994 on the Partnership's Pineapple Place Apartments investment property.

     Reference is made to Note 2(b) regarding the $1,080,000 provision for value impairment made in 1993 on the Partnership's Ocean Technology Park Office Building investment property.

     Venture partners' share of venture's operations in 1995 is attributable to the Partnership's recording of the operations of the Spring Hill Fashion Center as a consolidated venture, effective January 1, 1995. Reference is made to Notes 1 and 2(c).

     Gain on sale of investment properties of $775,633 in 1994 is attributable to the 1994 sales of the Pineapple Place Apartments and the Ocean Technology Park Office Building investment properties. Reference is made to Note 5.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership in the near future. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining investment property and the property securing the Partnership's remaining mortgage investment have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          JMB MORTGAGE PARTNERS, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE



                                     INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended
  December 31, 1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts
  (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended
  December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

                                                                SCHEDULE
                                                                --------

Consolidated Real Estate and Accumulated Depreciation             III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.



































                         INDEPENDENT AUDITORS' REPORT



The Partners
JMB MORTGAGE PARTNERS, LTD:

     We have audited the consolidated financial statements of JMB Mortgage Partners, Ltd. (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the respon-sibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. and consolidated venture at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                              KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996






                                              JMB MORTGAGE PARTNERS, LTD.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                              CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 1995 AND 1994

                                                        ASSETS
                                                        ------
                                                                                     1995              1994
                                                                                 -----------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . .       $ 2,410,051         1,104,277
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . .             --            1,954,452
  Interest, rents and other receivables
    (net of allowance for doubtful accounts
    of $53,855 in 1995). . . . . . . . . . . . . . . . . . . . . . . . . .           149,359            33,069
  Amount due from affiliate (note 4(d)). . . . . . . . . . . . . . . . . .             --              302,250
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,377             --
                                                                                 -----------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .         2,567,787         3,394,048
                                                                                 -----------       -----------
Investment property (notes 1, 2(c) and 2(d)):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,400,000             --
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . .         7,233,901             --
                                                                                 -----------       -----------
                                                                                   9,633,901             --
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .           240,433             --
                                                                                 -----------       -----------
          Total investment property,
            net of accumulated depreciation. . . . . . . . . . . . . . . .         9,393,468             --
Mortgage notes receivable (net of allowance for loan
  losses of $1,145,000 in 1995 and $2,147,000 in 1994
  - notes 4(b) and 4(d)) . . . . . . . . . . . . . . . . . . . . . . . . .         1,332,000         6,493,135
Deferred interest receivable (net of allowance for loan loss of $458,000 in 1995 and 1994 -
  notes 4(b) and 4(d)) . . . . . . . . . . . . . . . . . . . . . . . . . .             --              735,615
Settlement note receivable (note 2(b)) . . . . . . . . . . . . . . . . . .            86,500            91,500
Deferred costs (net of accumulated amortization
  of $79,369 and $77,560 in 1995 and 1994,
  respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,816             --
                                                                                 -----------       -----------
                                                                                 $13,389,571        10,714,298
                                                                                 ===========       ===========



                                              JMB MORTGAGE PARTNERS, LTD.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                    1995               1994
                                                                                ------------       -----------
Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      --              296,763
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20,116            30,682
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,668             --
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .           124,203             --
  Amounts due to affiliates (note 7) . . . . . . . . . . . . . . . . . . .           957,006           931,892
                                                                                ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .         1,117,993         1,259,337
                                                                                ------------      ------------
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .            56,879             --
                                                                                ------------      ------------

Commitments and contingencies (notes 4, 6 and 7):

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .         1,174,872         1,259,337

Venture partners' subordinated equity in venture . . . . . . . . . . . . .         3,839,288             --

Partners' capital accounts (deficits) (note 3):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . .           473,672           458,326
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .          (667,968)         (652,622)
                                                                                ------------      ------------
                                                                                    (193,296)         (193,296)
                                                                                ------------      ------------
  Limited partners (39,695 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . .        34,918,348        34,918,348
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . .        16,806,912        16,596,405
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (43,156,553)      (41,866,496)
                                                                                ------------      ------------
                                                                                   8,568,707         9,648,257
                                                                                ------------      ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . .         8,375,411         9,454,961
                                                                                ------------      ------------
                                                                                $ 13,389,571        10,714,298
                                                                                ============      ============

                              See accompanying notes to consolidated financial statements


                                              JMB MORTGAGE PARTNERS, LTD.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                 1995              1994               1993
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $ 1,438,070         1,218,027          1,956,120
  Interest income. . . . . . . . . . . . . . . . . . . .          129,442           838,500            718,742
  Settlement income (note 2(b)). . . . . . . . . . . . .            --                --               125,000
  Other income . . . . . . . . . . . . . . . . . . . . .            --                --               163,519
                                                              -----------       -----------        -----------
                                                                1,567,512         2,056,527          2,963,381
                                                              -----------       -----------        -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . . .          240,433           172,832            321,277
  Property operating expenses. . . . . . . . . . . . . .          562,092           687,977          1,015,728
  Mortgage investment servicing fees (note 7). . . . . .           48,661            89,081             89,081
  Professional services. . . . . . . . . . . . . . . . .           61,971            60,937             66,679
  Amortization of deferred costs . . . . . . . . . . . .            1,809             3,698              7,562
  General and administrative . . . . . . . . . . . . . .          166,479           118,250            108,409
  Provisions for loan losses
    (notes 4(b) and 4(d)). . . . . . . . . . . . . . . .            --              159,000            320,000
  Provisions for value impairment (note 5) . . . . . . .            --              325,000          1,080,000
                                                              -----------       -----------        -----------
                                                                1,081,445         1,616,775          3,008,736
                                                              -----------       -----------        -----------
          Operating earnings (loss). . . . . . . . . . .          486,067           439,752            (45,355)
Venture partners' share of venture's
  operations (notes 1 and 2(c)). . . . . . . . . . . . .         (260,214)            --                 --
                                                              -----------       -----------        -----------
          Net operating earnings (loss). . . . . . . . .          225,853           439,752            (45,355)
Gain on sales of investment properties
  (note 5) . . . . . . . . . . . . . . . . . . . . . . .            --              775,633              --
                                                               -----------      -----------        -----------
          Net earnings (loss). . . . . . . . . . . . . .       $  225,853         1,215,385            (45,355)
                                                               ===========      ===========        ===========
Net earnings (loss) per limited partnership
  interest (note 1):
    Operating earnings (loss). . . . . . . . . . . . . .       $     5.30             10.21              (1.11)
    Gain on sales of investment properties . . . . . . .           --                 19.35              --
                                                               -----------      -----------        -----------
          Net earnings (loss). . . . . . . . . . . . . .       $     5.30             29.56              (1.11)
                                                               ===========      ===========        ===========

                             See accompanying notes to consolidated financial statements.


                                               JMB MORTGAGE PARTNERS, LTD.
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             GENERAL PARTNERS                            LIMITED PARTNERS (39,695 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS     TOTAL        COSTS        (LOSS)   DISTRIBUTIONS       TOTAL
                -------   ----------   -------------  -----------  -----------   ---------- -------------    -----------
Balance
 at Decem-
 ber 31,
 1992. . . . .   $1,000       417,556      (576,506)    (157,950)  34,918,348    15,467,145  (32,260,306)    18,125,187

Net loss
 (note 3). . .     --         (1,361)             --      (1,361)       --          (43,994)       --           (43,994)
Cash distri-
 butions
 ($34.00
 per limited
 partnership
 interest) . .     --           --          (41,741)     (41,741)       --            --      (1,349,630)    (1,349,630)
                 ------    ----------     ----------   ----------  ----------    ----------   ----------     ----------
Balance
 at Decem-
 ber 31,
 1993. . . . .    1,000       416,195      (618,247)    (201,052)  34,918,348    15,423,151  (33,609,936)    16,731,563

Net earnings
 (note 3). . .     --          42,131          --         42,131        --        1,173,254        --         1,173,254

Cash distri-
 butions
 ($208.00
 per limited
 partnership
 interest) . .     --           --          (34,375)     (34,375)       --            --      (8,256,560)    (8,256,560)
                 ------    ----------     ----------   ----------  ----------    ----------   ----------     ----------



                                               JMB MORTGAGE PARTNERS, LTD.
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                             GENERAL PARTNERS                             LIMITED PARTNERS (39,695 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS     TOTAL        COSTS        (LOSS)   DISTRIBUTIONS       TOTAL
                -------   ----------   -------------  -----------  -----------   ---------- -------------    -----------
Balance
 at Decem-
 ber 31,
 1994. . . . .    1,000       458,326      (652,622)    (193,296)  34,918,348    16,596,405  (41,866,496)     9,648,257

Net earnings
 (note 3). . .     --          15,346          --         15,346        --          210,507        --           210,507

Cash distri-
 butions
 ($32.50
 per limited
 partnership
 interest) . .     --           --          (15,346)     (15,346)       --            --      (1,290,057)    (1,290,057)
                 ------    ----------     ----------   ----------  ----------    ----------   ----------     ----------

Balance at
 Decem-
 ber 31,
 1995. . . . .   $1,000       473,672      (667,968)    (193,296)  34,918,348    16,806,912  (43,156,553)     8,568,707
                 ======    ==========     ==========   ==========  ==========    ==========   ==========     ==========









                              See accompanying notes to consolidated financial statements.


                                               JMB MORTGAGE PARTNERS, LTD.
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                  1995              1994              1993
                                                              -----------        -----------       -----------
Cash flows from operating activities:
   Net earnings (loss) . . . . . . . . . . . . . . . . .      $   225,853          1,215,385           (45,355)
   Items not requiring (providing) cash
     or cash equivalents:
      Settlement note received from former
        loan guarantor (note 2(b)) . . . . . . . . . . .            --                 --             (125,000)
      Depreciation . . . . . . . . . . . . . . . . . . .          240,433            172,832           321,277
      Amortization of deferred costs . . . . . . . . . .            1,809              3,698             7,562
      Provisions for loan losses
        (notes 4(b) and 4(d)). . . . . . . . . . . . . .            --               159,000           320,000
      Provisions for value impairment
        (notes 2 and 5). . . . . . . . . . . . . . . . .            --               325,000         1,080,000
      Venture partners' share of venture's
        operations . . . . . . . . . . . . . . . . . . .          260,214              --                --
      Gain on sales of investment properties
        (note 5) . . . . . . . . . . . . . . . . . . . .            --              (775,633)            --
  Changes in:
   Interest, rents and other receivables . . . . . . . .         (116,290)           (17,999)            8,792
   Amount due from affiliate . . . . . . . . . . . . . .          302,250           (302,250)            --
   Prepaid expenses. . . . . . . . . . . . . . . . . . .           (8,377)             --                --
   Deferred interest receivable. . . . . . . . . . . . .               48            166,203             --
   Accounts payable. . . . . . . . . . . . . . . . . . .          (10,566)             1,394           (45,467)
   Unearned rents. . . . . . . . . . . . . . . . . . . .           16,668              --                --
   Accrued real estate taxes . . . . . . . . . . . . . .          124,203           (184,930)           (4,310)
   Amounts due to affiliates . . . . . . . . . . . . . .           25,114           (433,056)         (119,905)
   Other current liabilities . . . . . . . . . . . . . .            --               (21,768)            2,241
   Tenant security deposits. . . . . . . . . . . . . . .           56,879              --                --
                                                              -----------        -----------       -----------
       Net cash provided by operating activities . . . .        1,118,238            307,876         1,399,835
                                                              -----------        -----------       -----------



                                               JMB MORTGAGE PARTNERS, LTD.
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1995              1994              1993
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . .        1,954,452            458,883          (205,035)
  Additions to investment properties . . . . . . . . . .          (40,600)           (30,822)          (36,385)
  Reduction in loan carrying value due to
    borrower payments (note 4(b)). . . . . . . . . . . .          100,000            115,000           153,000
  Payments received on settlement note from
    former loan guarantor (note 2(b)). . . . . . . . . .            5,000             20,000            13,500
  Cash proceeds from sales of investment
    properties, net of selling expenses (note 5) . . . .            --             8,019,910             --
  Payment of deferred costs. . . . . . . . . . . . . . .          (11,625)             --                 (525)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .        2,007,227          8,582,971           (75,445)
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . .         (296,763)           296,763             --
  Distributions to venture partners. . . . . . . . . . .         (217,525)             --                --
  Distributions to limited partners. . . . . . . . . . .       (1,290,057)        (8,256,560)       (1,349,630)
  Distributions to general partners. . . . . . . . . . .          (15,346)           (34,375)          (41,741)
                                                              -----------        -----------       -----------
          Net cash used in financing activities. . . . .       (1,819,691)        (7,994,172)       (1,391,371)
                                                              -----------        -----------       -----------
          Net increase (decrease)
           in cash and cash equivalents . . .. . . . . .        1,305,774            896,675           (66,981)
  Cash and cash equivalents,
    beginning of year. . . . . . . . . . . . . . . . . .        1,104,277            207,602           274,583
                                                              -----------        -----------       -----------
  Cash and cash equivalents,
    end of year. . . . . . . . . . . . . . . . . . . . .      $ 2,410,051          1,104,277           207,602
                                                              ===========        ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .      $     --                 --                --
                                                              ===========        ===========       ===========


                                               JMB MORTGAGE PARTNERS, LTD.
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                  1995              1994              1993
                                                              -----------        -----------       -----------
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable. . . . . . .      $ 6,063,135              --                --
    Deferred interest receivable . . . . . . . . . . . .          735,567              --                --
    Provision for loan loss. . . . . . . . . . . . . . .       (1,002,000)             --                --
    Capitalized costs. . . . . . . . . . . . . . . . . .            6,699              --                --
    Venture partners' interests. . . . . . . . . . . . .        3,796,599              --                --
                                                              -----------        -----------       -----------
          Net initial carrying value of invest-
            ment property (notes 1 and 2(c)) . . . . . .      $ 9,600,000              --                --
                                                              ===========        ===========       ===========




























                              See accompanying notes to consolidated financial statements.


                          JMB MORTGAGE PARTNERS, LTD.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds an investment portfolio of a first mortgage loan and (through a joint venture) an investment in commercial real estate in the state of Illinois. Business activities consist of collections of interest and principal on such loan and, with respect to its investment in real estate, rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs as soon as practicable.

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center was determined to have been in-substance foreclosed and was reclassified as a consolidated joint venture in real estate at its estimated fair value. In early May 1995, the lenders (including the Partnership) obtained legal title to the property (see note 2(c)). The effect of all transactions between the Partnership and its venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:





                                                         1995                                  1994
                                                       -------------------------------------------------------------
                                                               TAX BASIS
                                            GAAP BASIS        (Unaudited)        GAAP BASIS          TAX BASIS
                                           ------------       -----------       ------------        -----------

Total assets . . . . . . . . . . . . .      $13,389,571        15,981,653         10,714,298         18,145,619

Partners' capital accounts
  (deficits) (note 3):
     General Partner . . . . . . . . .         (193,296)            8,598          (193,296)             43,716
     Limited Partners. . . . . . . . .        8,568,707        15,962,448         9,648,257          18,072,304

Net earnings (loss) (note 3):
     General Partners. . . . . . . . .           15,346           (19,773)            42,131           (45,202)
     Limited Partners. . . . . . . . .          210,507          (819,799)         1,173,254        (2,026,072)

Net earnings (loss) per limited
  partnership interest . . . . . . . .             5.30            (20.65)             29.56            (51.04)
                                             ==========        ===========       ===========        ===========




     The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (39,695). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated
according to the classifications specified in the pronouncement.   In
addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,305,805 and $759,979 at December 31, 1995 and 1994, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs consist of costs in connection with mortgage investments which were amortized over the terms of the related agreements using the straight-line method and lease commissions which are amortized over the terms of the related leases using the straight-line method.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments.

     Participation interest in increases in the market value of the Oak Court of Westmont Shopping Center in excess of a specified amount, if any, will be recognized as income when received by the Partnership.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  Pineapple Place Apartments

     Reference is made to note 4(a) concerning the former loan secured by
the Pineapple Place Apartments located in Dallas, Texas.   The Partnership
obtained legal title to the property in November 1989 and recorded its net carrying value in the property in an amount not in excess of its estimated fair value. The guarantors of the previous $8,630,000 loan (the general partners of the borrower) filed for protection under Chapter VII of the U.S. bankruptcy laws. To the extent that the amounts the borrower owed the Partnership (including the delinquent amounts referred to in note 4(a)) exceeded the fair market value of the property, the Partnership has entered its claim with the bankruptcy court; however, collection of any such amounts is doubtful. A former affiliate of the General Partners of the Partnership assumed management of the property in October 1989 under an agreement which provided for a fee equal to 5% of the property's gross receipts.

     Reference is made to note 5(a) for a description of the sale of this property in August 1994. Due to the Partnership's inability to recover the net carrying value of the property in contemplation of this sale, the Partnership, for financial reporting purposes, made a provision for value impairment of the property of $325,000 in June 1994.

     (b)  Ocean Technology Park Office Building

     Reference is made to note 4(c) concerning the former loan secured by the Ocean Technology Park Office Building located in Middletown, Rhode Island. The Partnership acquired legal title to the property in December 1990. The Partnership recorded its net carrying value in the property in an amount equal to its estimated fair value, resulting in no gain or loss recognition in 1990 by the Partnership. To the extent that the amounts the borrower owed the Partnership (including the delinquent amounts referred to in note 4(c)), exceeded the fair market value of the property, the Partnership pursued enforcement of the guaranty from the general partners of the borrower.

     In September 1991, the Partnership obtained a judgment in the amount of approximately $1,679,000 against the general partners of the borrower. In 1992, one of the three general partners of the borrower filed for protection under Chapter VII of the bankruptcy laws. The bankruptcy court subsequently notified the Partnership that the debtor had no assets to satisfy the judgment and that the bankruptcy claims were discharged. Effective January 1, 1993, settlement agreements were reached between the Partnership and the two other general partners ("guarantors") of the borrower. Pursuant to one of the settlement agreements, a promissory note for $125,000 was issued by one of the guarantors to the Partnership. Accordingly, the Partnership recognized $125,000 as settlement income in 1993. The note provides for annual principal payments (to be made not less frequently than monthly) to the Partnership totaling $25,000 in the year commencing April 1, 1993 and ending March 31, 1994, $30,000 in the year ending March 31, 1995, and $35,000 in each of the final two years ending March 31, 1996 and 1997, respectively. The aforementioned scheduled principal payments are subject to earlier payment under certain circumstances. The note provides for prepayment in whole or in part at any time without penalty. This guarantor was current in his monthly payments to the Partnership through August 31, 1994. The Partnership has not received quarterly payments totaling $6,000 which were due for 1994 and monthly and quarterly payments totaling $33,750 which were due for 1995 as of the date of this annual report. The Partnership has contacted the guarantor regarding these delinquent amounts.

     Pursuant to the other settlement agreement, a promissory note for $300,000 (subject to reduction to $125,000 if no default has occurred) was issued by the other guarantor to the Partnership. The note provides for monthly principal payments totaling $15,000 in calendar year 1994, $20,000 in 1995, $25,000 in 1996, and $65,000 in calendar year 1997. The note also provides for simple annual accrued interest of 5% in calendar years 1993 and 1994, 6% in 1995, and 7% in calendar years 1996 and 1997, all such accrued interest payable on December 31, 1997. The aforementioned scheduled principal payments are subject to earlier payment under certain circumstances. The note provides for prepayment in whole or in part any time without penalty. The guarantor in this settlement agreement has not made any payments (which were to commence January, 1994) as of the date of this annual report. Consequently, the Partnership has sent a default notice to the guarantor. As a matter of prudent accounting practice, the Partnership is recognizing income from this settlement only as collected.

     A former affiliate of the General Partners of the Partnership assumed management of the property during October 1990 under an agreement which provided for a fee equal to 5% of the property's gross receipts, plus lease commissions. Effective January 1, 1994, the management agreement was amended to provide for a fee equal to 6% of the property's gross receipts (such fee to include compensation for leasing activity). Due to the uncertainty of the Partnership's ability to recover the net carrying value of the property through future operations and sale of the property, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, made provisions for value impairment of the property of $1,600,000 in 1991 and $1,080,000 in 1993. Such provisions, totaling
$2,680,000 were recorded to reduce the net basis of the investment property to its estimated recoverable value.

     Reference is made to note 5(b) for a description of the sale of this property in December 1994.

     (c)  Spring Hill Fashion Center, West Dundee, Illinois

     Reference is made to note 4(d) concerning the former loan secured by the Spring Hill Fashion Center located in West Dundee, Illinois. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. An affiliate of the lenders took control of the property's funds in January, 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as a consolidated joint venture. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $1,171,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be significantly less than the scheduled interest payments due under the original mortgage loan.

     The terms of Spring Hill's partnership agreement provide generally that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the partners in their respective ownership percentages (60.45% to the Partnership).

     Occupancy at the shopping center was 75% at December 31, 1995 due to a major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, not exercising its renewal option when its lease expired in October 1995 and vacating its space. The Partnership executed a ten-year lease (which commenced in February 1996) with a replacement tenant for this space at rental rates somewhat lower than those of the former tenant. The Partnership is actively pursuing the sale of this property.

     (d)  General

     Depreciation on the Partnership's investment properties has been provided over the estimated useful lives of the various components as follows:
                                                             Years
                                                            ------
     Building and improvements - straight-line                 30
     Personal property - straight-line                        5-7
                                                              ===

     Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Therefore, the Partnership does not anticipate a significant effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996 absent the suspension of depreciation on the Spring Hill investment property as the property will likely be categorized as held for sale at January 1, 1996 (see note 2c).


(3)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated as follows: net profits are allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash flow actually distributed to the General Partners, with the Limited Partners being allocated the remaining net profits; net losses are allocated 97% to the Limited Partners and 3% to the General Partners. Net profits from the repayment or other disposition of mortgage investments are allocated first to the General Partners in an amount equal to the greater of any cash distributions to the General Partners from the proceeds of any such repayment or other disposition (as described below) or 1% of the net profits from the repayment or other disposition. Net losses from the repayment or other disposition of mortgage investments are allocated 3% to the General Partners. The remaining net profits and losses from the repayment or other disposition of mortgage investments are allocated to the Limited Partners.

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership are made 97% to the Limited Partners and 3% to the General Partners. Distributions of "repayment proceeds" are made 97% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon, with the remainder of such 97% distribution, subject to the General Partners' receipt of any deficiency in its cumulative, non-compounded mortgage investment servicing fee, to be distributed 15% to the General Partners and 85% to the Limited Partners. The remaining 3% of all distributions of repayment proceeds are distributable to the General Partners, subject to certain limitations. Of the cumulative distributions of $43,156,553 paid to the Limited Partners as of December 31, 1995, $1,790,821 represents an 8.5% annual return to the Limited Partners for the period during which the Limited Partners' subscription proceeds were held in escrow through January 31, 1984, $19,768,110 represents distributions of repayment and sale proceeds to the Limited Partners resulting from the repayment in February 1987 of the first mortgage loan secured by the Lincoln Park Apartments and the sales of the Pineapple Place Apartments in August 1994 and the Ocean Technology Park Office Building in December 1994, and $21,597,622 represents distributions of net cash flow for periods subsequent to January 31, 1984. The General Partners' cumulative distributions of $667,968 at December 31, 1995 represents distributions of net cash flow.


(4)  MORTGAGE NOTES RECEIVABLE

     (a)  Pineapple Place Apartments, Dallas, Texas

     The Partnership funded $8,200,000 in September 1984 and $430,000 in March 1985 on a participating first mortgage loan secured by a garden apartment complex in Dallas, Texas. The entire principal balance of the loan was scheduled to be due and payable September 12, 1994.

     Reference is made to note 2(a) regarding the Partnership's obtaining legal title to this property in November 1989 and to note 5(a) for a description of the sale of this property in August 1994. Although the Partnership had been recognizing interest income only as collected on this loan, approximately $1,565,000 of interest due to the Partnership was uncollected through the date that the Partnership obtained ownership of the property.

     (b)  Oak Court of Westmont Shopping Center, Westmont, Illinois

     The Partnership funded $2,845,000 on a participating first mortgage loan secured by a shopping center in Westmont, Illinois in January 1985. The loan currently bears basic interest at the rate of 13% per annum and provides for monthly payments of interest only. The loan also provides for simple accrued interest of 3.8% per annum, payable upon prepayment or at maturity. The Partnership is also entitled to participation in annual gross receipts (as defined) of the shopping center and to participation in subsequent increases in the value of the shopping center.

     Approximately $1,515,000 of interest due to the Partnership through December 31, 1995 was uncollected as of the date of this annual report. Of this uncollected amount, approximately $370,000 represents basic interest due for 1995. For financial reporting purposes, the carrying amount of this loan has been reduced by $100,000 and $115,000 in 1995 and 1994, respectively. Such amounts represent payments received from the borrower in 1995 and 1994, respectively (see note 1). Subsequent to December 31, 1995, the Partnership received a $35,000 payment from the borrower. For the period October 1, 1989 to December 31, 1992, the Partnership recognized interest income only as collected. The borrower continues to negotiate with the Partnership concerning the unpaid amounts.

     Occupancy at the shopping center was 73% at December 31, 1995. Subsequent to December 31, 1995, the borrower executed a ten-year lease (expected to commence in the spring of 1996) with a tenant for approximately 7,300 square feet (24% of the leasable space) at the property. Due to the property's previous high levels of vacancy, the borrower has made only partial interest payments since July, 1989 to the
extent of cash generated by the property.   The manager of the property, an
affiliate of the borrower, is currently deferring a portion of its management fees in order to increase the cash flow available to the Partnership. Due to the aforementioned vacancy levels at the property and the current competitive market conditions, the borrower was unable to either sell the property or to obtain replacement long-term financing in order to repay the loan on its scheduled maturity date of January 14, 1995.

The Partnership has worked closely with the borrower in an effort to lease up the vacant space at the property and is currently working with the borrower to either sell or obtain replacement financing. Accordingly, the Partnership has classified this mortgage note receivable as a noncurrent asset in the accompanying consolidated balance sheets.

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

     (c)  Ocean Technology Park Office Building, Middletown, Rhode Island

     In August 1985, the Partnership funded a participating first mortgage loan in the principal amount of $4,500,000, secured by an office building in Middletown, Rhode Island. During October 1990, $400,000 of originally restricted loan proceeds were refunded to the Partnership. The entire principal balance of the loan was scheduled to be due and payable August 5, 1995.

     In March 1988, the Partnership sent a default notice to the borrower under the terms of the promissory note due to the borrower's failure to make various interest payments to the Partnership. The borrower subsequently notified the Partnership that it had filed for protection under Chapter XI of the bankruptcy laws.

     Reference is made to note 2(b) regarding the Partnership obtaining legal title to this property in December 1990 and to note 5(b) for a description of the sale of this property in December 1994. Although the Partnership had been recognizing interest income only as collected (effective January 1, 1988), approximately $1,075,000 of interest due to the Partnership was uncollected through the date that the Partnership obtained ownership of the property.

     (d)  Spring Hill Fashion Center, West Dundee, Illinois

     In February 1986, the Partnership committed to participate in the funding of a participating first mortgage loan in the maximum amount of $11,000,000 secured by the Spring Hill Fashion Center shopping center located in West Dundee, Illinois. The total amount funded under this loan was $10,030,000 (of which the Partnership's share was $6,063,135 (60.45%)).

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

     Reference is made to note 2(c) regarding the Partnership obtaining legal title to this property in early May 1995.


(5)  SALES OF INVESTMENT PROPERTIES

     (a)  Pineapple Place Apartments

     In May 1994, the Partnership reached an agreement in principle with a potential purchaser regarding the sale of the Pineapple Place Apartments and in August 1994, this sale was consummated. The sale price was $7,535,000 which was paid in cash at closing, net of selling expenses and prorations. The sale resulted in a gain of $75,734 for financial reporting purposes due primarily to the $325,000 provision for value impairment recognized by the Partnership in June 1994 in contemplation of this sale (as discussed in note 2(a)). In addition, the Partnership reported a loss on sale of approximately $570,000 for Federal income tax reporting purposes in 1994. The Partnership distributed $180 per interest to the Limited Partners in 1994 from the proceeds of this sale. The General Partners have deferred their share of distributions from the proceeds of this sale at this time.

     (b)  Ocean Technology Park Office Building

     In December 1994, the Partnership sold the Ocean Technology Park Office Building for a sale price of $750,000, all of which was paid in cash at closing, net of selling expenses and prorations. The sale resulted in a gain of $699,899 for financial reporting purposes due primarily to the provisions for value impairment recorded in 1991 and 1993 totaling $2,680,000 (as discussed in note 2(b)). In addition, the Partnership reported a loss of approximately $2,083,000 for Federal income tax reporting purposes in 1994. The Partnership distributed $20 per interest to the Limited Partners in 1995 from the proceeds of this sale. The General Partners have deferred their share of distributions from the proceeds of this sale at this time.


(6)  LEASES

     As Property Lessor

     At December 31, 1995, the Partnership's principal consolidated asset is a shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over its estimated useful life. Leases with tenants range in term from one to ten remaining years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, certain leases provide for either additional rent based upon percentages of tenant sales volumes or provide for annual increases in fixed minimum rents. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements to be received in the future under the above lease agreement are as follows:

            1996 . . . . . . . . . . . . . . . .      $ 1,122,000
            1997 . . . . . . . . . . . . . . . .        1,096,000
            1998 . . . . . . . . . . . . . . . .        1,046,000
            1999 . . . . . . . . . . . . . . . .        1,011,000
            2000 . . . . . . . . . . . . . . . .          883,000
            Thereafter . . . . . . . . . . . . .        1,870,000
                                                      -----------
                                                      $ 7,028,000
                                                      ===========


(7)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:



                                                                                                    UNPAID AT
                                                                                                   DECEMBER 31,
                                                    1995            1994             1993             1995
                                                  --------        --------         --------      --------------
Property management and
  leasing fees (note 2). . . . . . . . . .        $ 51,210          65,052          103,164             3,822
Insurance commissions. . . . . . . . . . .           4,506           2,864            8,572               --
Reimbursement (at cost) for
  accounting services. . . . . . . . . . .          40,452          56,647           37,321               --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . . . . . .          22,618          15,223            4,323               --
Reimbursement (at cost) for
  legal services . . . . . . . . . . . . .           1,319           3,216            2,356               --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . . . . . .          68,768           1,732            5,743            24,025
                                                  --------        --------         --------            ------

                                                  $188,873         144,734          161,479            27,847
                                                  ========        ========         ========            ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $42,296 that had not previously been reimbursed.



     The Partnership is obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1% of the amount funded by the Partnership on mortgage investments. The servicing fee is calculated from the date the Partnership funds the mortgage investment. Payment of one-half of the fee is subordinated to the receipt by the Limited Partners of a stipulated rate of return on their current capital accounts. Such total cumulative unpaid fees, which previously had generally been deferred but which are currently being paid to the extent of the unsubordinated portion of such fees, aggregated $929,159 at December 31, 1995, all of which has been accrued in the accompanying consolidated financial statements.

     Through November 1994, the Ocean Technology Park Office Building was managed by an affiliate of the General Partners. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel for the purchaser and its affiliates. The successor to the affiliated property manager's assets continued to act as the property manager of the Ocean Technology Park Office Building after the property's December 16, 1994 sale on the same terms that existed prior to the sale.

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

     The aggregate amount of deferred payments to the General Partners at December 31, 1995 in excess of that required by the Partnership Agreement is equivalent to approximately $15 per Interest. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.




                                                                                                          SCHEDULE III
                                                JMB MORTGAGE PARTNERS, LTD.
                                                  (A LIMITED PARTNERSHIP)

                                                 AND CONSOLIDATED VENTURES
                                   CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                     DECEMBER 31, 1995

                                                                     COSTS
                                                                  CAPITALIZED
                                         INITIAL COST TO         SUBSEQUENT TO        GROSS AMOUNT AT WHICH CARRIED
                                         PARTNERSHIP (A)          ACQUISITION            AT CLOSE OF PERIOD (B)(C)
                                    --------------------------  --------------      -------------------------------------
                                                   BUILDINGS         LAND,                       BUILDINGS
                                                     AND         BUILDINGS AND                      AND
DESCRIPTION          ENCUMBRANCE      LAND        IMPROVEMENTS   IMPROVEMENTS         LAND      IMPROVEMENTS     TOTAL
-----------         ------------   -----------    ------------   -------------     ----------   ------------  -----------

SHOPPING
 CENTER:

Spring Hill
Fashion Center . .    $    --        2,400,000       7,200,000       33,901         2,400,000     7,233,901     9,633,901
                      ==========     =========       =========       ======         =========     =========     =========




                                                                                             SCHEDULE III - CONTINUED

                                                JMB MORTGAGE PARTNERS, LTD.
                                                  (A LIMITED PARTNERSHIP)

                                                 AND CONSOLIDATED VENTURES
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                                           LIFE ON WHICH
                                                                                           DEPRECIATION
                                                                                             IN LATEST
                                                                                           STATEMENT OF           1995
                                    ACCUMULATED              DATE OF         DATE            OPERATION        REAL ESTATE
                                   DEPRECIATION(D)        CONSTRUCTION     ACQUIRED         IS COMPUTED          TAXES
                                  ----------------        ------------    ----------      --------------      -----------

SHOPPING
 CENTER:

Spring Hill
Fashion Center . . . . . . . . .        240,433               1985            5/2/95            30 years          124,203
                                        =======                                                                   =======


Notes:
      (A)   The initial cost to the Partnership represents the Partnership's net carrying value in the property.
Reference is made to Notes 1 and 2(c).
      (B)   The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was
            $9,793,600.



                                                                                        SCHEDULE III - CONTINUED

                                              JMB MORTGAGE PARTNERS, LTD.
                                                (A LIMITED PARTNERSHIP)

                                               AND CONSOLIDATED VENTURES
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



     (C)  Reconciliation of real estate owned at December 31, 1995:

                                                                            1995
                                                                        -----------
      Balance at beginning of period . . . . . . . . . . . . . . . .    $     --
      Additions during period. . . . . . . . . . . . . . . . . . . .      9,633,901
                                                                       ------------
      Balance at end of period . . . . . . . . . . . . . . . . . . .    $ 9,633,901
                                                                        ===========

     (D)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . . . . . . .    $     --
      Depreciation expense . . . . . . . . . . . . . . . . . . . . .        240,433
                                                                        -----------
      Balance at end of period . . . . . . . . . . . . . . . . . . .    $   240,433
                                                                        ===========





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during fiscal year 1994 or 1995.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. Effective December 31, 1995, AGPP Associates, L.P. acquired all of the partnership interests in Mortgage Associates, L.P., the Associate General Partner, and elected to continue the business of Mortgage Associates, L.P. AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

    The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:


                                                              SERVED IN
NAME                        OFFICE                            OFFICE SINCE
----                        ------                            ------------

Judd D. Malkin              Chairman                          5/03/71
                            Director                          5/03/71
                            Chief Financial Officer           2/22/96
Neil G. Bluhm               President                         5/03/71
                            Director                          5/03/71
Burton E. Glazov            Director                          7/01/71
Stuart C. Nathan            Executive Vice President          5/08/79
                            Director                          3/14/73
A. Lee Sacks                Director                          5/09/88
John G. Schreiber           Director                          3/14/73
H. Rigel Barber             Executive Vice President          1/02/87
                            Chief Executive Officer           8/01/93
Glenn E. Emig               Executive Vice President          1/01/93
                            Chief Operating Officer           1/01/95
Gary Nickele                Executive Vice President          1/01/92
                            General Counsel                   2/27/84
Gailen J. Hull              Senior Vice President             6/01/88
Howard Kogen                Senior Vice President             1/02/86
                            Treasurer                         1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partner-ship-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership - XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"),JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd. - IV ("Mortgage Partners -IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI, ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")) Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Center, Inc., and affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June 1971, and served as an Executive Vice President of JMB until December 1990.

 He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 49) has been associated with JMB since December 1970, and served as an Executive Vice President of JMB until December 1990.

Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February
1984.   He holds a JD degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 3 and 7 for a description of such distributions and allocations. In 1995, 1994 and 1993, cash distributions of $15,346, $34,375 and $41,741 were paid, respectively, to the General Partners. The General Partners were allocated taxable loss of $19,773 in 1995.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     Urban Retail Properties Company, an affiliate of the Corporate General Partner, provided property management services to the Partnership for 1995, for the Partnership's Spring Hill Fashion Center investment property. In 1995, such affiliate earned property management and leasing fees amounting to $51,210 for such services, of which $3,822 was unpaid as of December 31, 1995. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a residential property and in no event greater than 6% of the gross income from a commercial property where the property manager performs leasing services), and such agreements must be terminable by either party thereto, without penalty upon 60 days' notice.

     JMB Insurance Agency, Inc. an affiliate of the Corporate General Partner of the Partnership, earned or received insurance brokerage commissions in 1995 aggregating $4,506, all of which was paid at December 31, 1995, in connection with providing insurance coverage for the Spring Hill Fashion Center real property investment of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1995 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $40,452, $22,618, $1,319 and $26,472, respectively, of which $24,025 was unpaid at December 31, 1995. Also, during 1995, the Partnership recognized and paid certain 1994 administrative charges to the Corporate General Partner and its affiliates of approximately $42,296 that had not previously been reimbursed.

     The Partnership is obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1% of the amount funded by the Partnership on mortgage investments. The servicing fee is calculated from the date the Partnership funds the mortgage investment. Payment of one-half of the fee is subordinated to the receipt by the Limited Partners of a stipulated rate of return on their current capital accounts. Such total cumulative unpaid fees, which previously had generally been deferred but which are currently being paid to the extent of the unsubordinated portion of such fees, aggregated $929,159 at December 31, 1995, all of which has been accrued in the accompanying consolidated financial statements.

     Through November 1994, the Ocean Technology Park Office Building was managed by an affiliate of the General Partners. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel for the purchaser and its affiliates. The successor to the affiliated property manager's assets continued to act as the property manager of the Ocean Technology Park Office Building after the property's December 16, 1994 sale on the same terms that existed prior to the sale.

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

     The aggregate amount of deferred payments to the General Partners at December 31, 1995 in excess of that required by the Partnership Agreement is equivalent to approximately $15 per Interest. All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own as a group the following Interests of the Partnership:

                                NAME OF                           AMOUNT AND NATURE
                                BENEFICIAL                        OF BENEFICIAL               PERCENT
TITLE OF CLASS                  OWNER                             OWNERSHIP                   OF CLASS
--------------                  ----------                        -----------------           --------
Limited Partnership
 Interests                      JMB Realty Corporation            5 Interests directly        Less than 1%

Limited Partnership
 Interests                      Neil G. Bluhm                     115 Interests indirectly
                                                                  (1)                         Less than 1%

Limited Partnership
 Interests                      Judd D. Malkin                    190 Interests indirectly
                                                                  (1)(2)                      Less than 1%

Limited Partnership
 Interests                      Corporate General Partner,        195 Interests (1) (2)       Less than 1%
                                its officers and
                                directors and the
                                Associate General Partner
                                as a group

     (1)  Includes 115 Interests owned by investment partnerships, of which Messrs. Bluhm and Malkin  are the managing general partners thereof and have shared investment and voting power with respect to the Interests so owned.

     (2)  Includes 75 Interests owned by investment partnerships, of which Mr. Malkin is the managing general partner thereof and has sole investment and voting power with respect to the Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed or incorporated by

 reference as part of this report:

              (1)   Financial Statements (See Index to Financial Statements

                    filed with this report.)

              (2)   Exhibits

                    3-A. The Prospectus of the Partnership dated December 3, 1982, as supplemented April 29, 1983, August
23, 1983 and January 11, 1984 as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference.
Copies of pages 7-9, 41-42, and A-6 to A-9 of the Prospectus are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 (File NO. 2-79095) dated March 19, 1993.

                    3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the
Prospectus, which agreement is hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-79095) dated December 3, 1982.

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

                    10-C. Promissory Notes for the Spring Hill Fashion
                          Center, dated February 13, 1986, between Spring
Hill Associates, an Ohio general partnership, and JMB Mortgage Partners, Ltd.-III, an Illinois limited partnership, with requisite exhibits, as filed with the Partnership's Report on Form 8-K for February 18, 1986 is incorporated herein by reference.

                    10-D. Participation Agreement for the Spring Hill
                          Fashion Center, dated February 13, 1986, between
JMB Mortgage Partners, Ltd.-III, JMB Mortgage Partners, Ltd. and JMB Mortgage Partners, Ltd.-II, all Illinois limited partnerships, as filed with the Partnership's Report on Form 8-K for February 18, 1986 is incorporated herein by reference.

                    10-E. Agreement for Deed in Lieu of Foreclosure and related agreements dated as of April 4, 1995 between borrower and lenders relating to Spring Hill Fashion Center are filed herewith.

                    10-F. Agreement of General Partnership of JMB/Spring Hill Associates dated May 1, 1995 between JMB Mortgage Partners, Ltd., JMB Mortgage Partners, Ltd.-II and JMB Mortgage Partners, Ltd.-III is filed herewith.

                    21.   List of Subsidiaries

                    24.   Powers of Attorney

                    27.   Financial Data Schedule

         (b) No reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.









                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           JMB MORTGAGE PARTNERS, LTD.

                           By:     JMB Realty Corporation
                                   Corporate General Partner


                                   GAILEN J. HULL
                           By:     Gailen J. Hull
                                   Senior Vice President
                           Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           By:     JMB Realty Corporation
                                   Corporate General Partner

                                   JUDD D. MALKIN*
                           By:     Judd D. Malkin, Chairman and
                                   Chief Financial Officer
                           Date:   March 25, 1996

                                   NEIL G. BLUHM*
                           By:     Neil G. Bluhm, President and Director
                           Date:   March 25, 1996

                                   H. RIGEL BARBER*
                           By:     H. Rigel Barber, Chief Executive Officer
                           Date:   March 25, 1996

                                   GLENN E. EMIG*
                           By:     Glenn E. Emig, Chief Operating Officer
                           Date:   March 25, 1996


                                   GAILEN J. HULL
                           By:     Gailen J. Hull, Senior Vice President
                                   Principal Accounting Officer
                           Date:   March 25, 1996

                                   A. LEE SACKS*
                           By:     A. Lee Sacks, Director
                           Date:   March 25, 1996

                           By:     STUART C. NATHAN*
                                   Stuart C. Nathan,
                                   Executive Vice President and Director
                           Date:   March 25, 1996

                           *By:    GAILEN J. HULL,
                                   Pursuant to a Power of Attorney

                                   GAILEN J. HULL
                           By:     Gailen J. Hull, Attorney-in-Fact
                           Date:   March 25, 1996




                          JMB MORTGAGE PARTNERS, LTD.

                                 EXHIBIT INDEX



                                                       DOCUMENT
                                                    INCORPORATED
                                                    BY REFERENCE     PAGE
                                                    -------------    ----
3-A.        Pages 7-9, 41-42 and A-6
            to A-9 of the Prospectus
            of the Partnership dated
            December 3, 1982                                 Yes

3-B.        Amended and Restated Agreement
            of Limited Partnership                           Yes

10-A.       Promissory Note ($2,495,000),
            dated January 14, 1985                           Yes

10-B.       Promissory Note ($350,000),
            dated January 14, 1985                           Yes

10-C.       Promissory Notes, dated
            February 13, 1986                                Yes

10-D.       Participation Agreement,
            dated February 13, 1986                          Yes

10-E.       Agreement for Deed in Lieu
            of Foreclosure, dated
            April 4, 1995                                    No

10-F.       General Partnership Agree-
            ment for JMB/Spring Hill
            Associates, dated May 1, 1995                    No

21.         List of Subsidiaries                             No

24.         Powers of Attorney                               No

27.         Financial Data Schedule                          No