Form 10-Q
period 1996-03-31
JMB MORTGAGE PARTNERS LTD
filed 1996-05-13
CIK 706074

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996         Commission File #2-79095




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


















                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    10



PART II.   OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    11


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12
















































PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 2,605,733      2,410,051
  Rents, interest and other receivables . . . . . . . . . . . . . . . .          160,463        149,359
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            5,026          8,377
                                                                             -----------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        2,771,222      2,567,787
                                                                             -----------    -----------
Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,400,000      2,400,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .        7,270,711      7,233,901
                                                                             -----------    -----------
                                                                               9,670,711      9,633,901
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .          300,918        240,433
                                                                             -----------    -----------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . .        9,369,793      9,393,468

Mortgage note receivable (net of allowance for loan loss
  of $1,145,000 in 1996 and 1995) . . . . . . . . . . . . . . . . . . .        1,297,000      1,332,000
Settlement note receivable. . . . . . . . . . . . . . . . . . . . . . .           83,500         86,500
Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,595          9,816
                                                                             -----------    -----------
                                                                             $13,540,110     13,389,571
                                                                             ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $    56,181         20,116
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,470         16,668
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          156,453        124,203
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          965,652        957,006
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,195,756      1,117,993

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           56,879         56,879
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        1,252,635      1,174,872

Venture partners' subordinated equity in venture. . . . . . . . . . . .        3,892,798      3,839,288

Partners' capital accounts (deficits):
General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .          473,865        473,672
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (667,968)      (667,968)
                                                                             -----------    -----------
                                                                                (193,103)      (193,296)
                                                                             -----------    -----------
Limited partners (39,695 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       34,918,348     34,918,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       16,825,985     16,806,912
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (43,156,553)   (43,156,553)
                                                                             -----------    -----------
                                                                               8,587,780      8,568,707
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        8,394,677      8,375,411
                                                                             -----------    -----------
                                                                             $13,540,110     13,389,571
                                                                             ===========    ===========

                         See accompanying notes to consolidated financial statements


                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   306,978        329,704
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .           41,176         34,407
                                                                             -----------     ----------
                                                                                 348,154        364,111
                                                                             -----------     ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           60,485         60,000
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .          117,389         80,757
  Mortgage investment servicing fees. . . . . . . . . . . . . . . . . .            7,113         22,270
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           20,000         32,525
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .              842          --
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           69,549         27,297
                                                                             -----------     ----------
                                                                                 275,378        222,849
                                                                             -----------     ----------
          Operating earnings (loss) . . . . . . . . . . . . . . . . . .           72,776        141,262
Venture partners' share of venture's operations . . . . . . . . . . . .          (53,510)       (74,796)
                                                                             -----------     ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .      $    19,266         66,466
                                                                             ===========     ==========
          Net earnings (loss) per limited partnership interest. . . . .      $       .48           1.60
                                                                             ===========     ==========
          Cash distributions per limited partnership interest . . . . .      $     --             22.50
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


                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   19,266          66,466
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,485          60,000
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .           842           --
    Venture partners' share of venture's operations . . . . . . . . . . . .        53,510          74,796
Changes in:
  Rents, interest and other receivables . . . . . . . . . . . . . . . . . .       (11,104)         (7,244)
  Amount due from affiliate . . . . . . . . . . . . . . . . . . . . . . . .         --            302,250
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,351           --
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .         --                 48
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,065           5,611
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           802           --
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . .        32,250          26,750
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .         8,646           6,850
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .         --             17,764
                                                                              -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       204,113         553,291
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          1,353,736
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (36,810)         (6,699)
  Reduction in loan carrying value due to borrower payments . . . . . . . .        35,000          40,000
  Payments received on settlement note from former loan guarantor . . . . .         3,000           --
  Payment of deferred costs . . . . . . . . . . . . . . . . . . . . . . . .        (9,621)          --
                                                                              -----------     -----------
          Net cash provided by (used in) investing activities . . . . . . .        (8,431)      1,387,037
                                                                              -----------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (296,763)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --           (893,138)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --             (3,069)
                                                                              -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .         --         (1,192,970)
                                                                              -----------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .       195,682         747,358
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     2,410,051       1,104,277
                                                                              -----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .   $ 2,605,733       1,851,635
                                                                              ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $     --              --
                                                                              ===========     ===========
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . . . . . . . . . . . . . .   $     --          6,063,135
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .         --            735,567
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .         --         (1,002,000)
    Capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              6,699
    Venture partners' interests . . . . . . . . . . . . . . . . . . . . . .         --          3,796,599
                                                                              -----------     -----------

          Net initial carrying value of investment property . . . . . . . .   $     --          9,600,000
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


                      JMB MORTGAGE PARTNERS, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                         UNPAID AT
                                                         MARCH 31,
                                     1996        1995       1996
                                   -------      ------   ---------
Property management
 and leasing fees . . . . . .      $11,329      13,038      4,609
Reimbursement (at cost)
 for salaries, salary-
 related expenses and
 other out-of-pocket
 expenses . . . . . . . . . .       29,639      17,935     24,772
                                   -------      ------     ------

                                   $40,968      30,973     29,381
                                   =======      ======     ======

     Cumulative unpaid mortgage investment servicing fees aggregate $936,271 (of which $929,159 is subordinated) at March 31, 1996, all of which have been accrued in the accompanying consolidated financial statements.

     The General Partners have continued to defer payment of their share of distributions of repayment proceeds amounting to $611,385.



     All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.


SPRING HILL FASHION CENTER, WEST DUNDEE, ILLINOIS

     Occupancy at the shopping center was 67% at March 31, 1996, down from 75% at December 31, 1995. A major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, did not exercise its renewal option when its lease expired in October 1995 and vacated its space. The Spring Hill joint venture, however, executed a ten-year lease (in February 1996) with a replacement tenant for this space at rental rates lower than those of the former tenant, resulting in the property currently being 94% leased. The Spring Hill joint venture is conserving its working capital in order to fund the costs associated with this replacement tenant's expected occupancy in the summer of 1996. Although, the Spring Hill joint venture is actively pursuing the sale of this property, there can be no assurance that a satisfactory sale transaction will be completed by the end of 1996.

OAK COURT OF WESTMONT SHOPPING CENTER, WESTMONT, ILLINOIS

     Occupancy at the shopping center was 76% at March 31, 1996, up from 73% at December 31, 1995. However, the borrower executed a ten-year lease with a tenant for approximately 7,300 square feet (24% of the leasable space) at the property, with an expected May 1996 occupancy, which will increase the property's occupancy to 100%.

     Due to the property's previous high levels of vacancy, the borrower has made only partial interest payments since July, 1989 to the extent of cash generated by the property, with $1,607,000 of basic interest ($92,500 of which is due for 1996) remaining uncollected at March 31, 1996. The manager of the property, an affiliate of the borrower, is currently deferring a portion of its management fees in order to increase the cash flow available to the Partnership. The borrower has been unable to either sell the property or to obtain replacement long-term financing in order to repay the loan on its scheduled maturity date of January 14, 1995. The Partnership has worked closely with the borrower in an effort to lease up the vacant space at the property and is currently working with the borrower to either sell or obtain replacement financing. Accordingly, the Partnership has classified this mortgage note receivable as a noncurrent asset in the accompanying consolidated balance sheets.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART 1.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     After reviewing the remaining investments and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in mortgage note receivable at March 31, 1996 as compared to December 31, 1995 is the result of a $35,000 reduction in the carrying value of the loan secured by the Oak Court of Westmont Shopping Center, such amount representing a payment received from the borrower in 1996, pursuant to the Partnership's policy of reflecting all payments collected on this loan as principal payments.

     Rental income decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily as a result of a decrease in average occupancy arising from the vacating of a major tenant during the fourth quarter of 1995 at the Spring Hill Fashion Center. Such decrease was partially offset by the collection of a tenant lease termination fee in 1996 and by the timing of the recognition of recoverable real estate taxes and other property expenses due from tenants in 1996 as compared to 1995.

     Property operating expenses increased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily as a result of an increase in tenant-related legal fees, allowances for doubtful accounts and real estate tax expense at the Spring Hill Fashion Center.

     Mortgage investment servicing fees decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 as a result of the lenders (including the Partnership) obtaining legal title to the Spring Hill Fashion Center in early May 1995.

     The increase in general and administrative expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's owned or reflected as owned investment property.

                                               1995                             1996
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----

Spring Hill Fashion Center
   Shopping Center
   West Dundee, Illinois. . .       94%*      94%     92%     75%      67%

- --------------------

     *  This property was reflected as owned at March 31, 1995 although title did not transfer to the Partnership
(through a joint venture) pursuant to a deed in lieu of foreclosure until May 1995.











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

     10-B.   Promissory Note ($350,000) for the Oak Court of Westmont
Shopping Center, dated January 14, 1985, between WBR Westmont Associates, an Illinois limited partnership, LaSalle National Bank, Trustee, and JMB Mortgage Partners, Ltd., an Illinois limited partnership is hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 2-79095) for December 31, 1992, dated March 19, 1993.
     10-C.   Agreement for Deed in Lieu of Foreclosure and related
agreements dated as of April 4, 1995 between borrower and lenders relating to Spring Hill Fashion Center are incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 2-79095) dated March 25, 1996.

     10-D.   Agreement of General Partnership of JMB/Spring Hill
Associates dated May 1, 1995 between JMB Mortgage Partners, Ltd., JMB Mortgage Partners, Ltd.-II and JMB Mortgage Partners, Ltd.-III is incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 2-79095) dated March 25, 1995.

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


                      JMB MORTGAGE PARTNERS, LTD.

                      BY:    JMB Realty Corporation
                             (Corporate General Partner)




                             GAILEN J. HULL
                      By:    Gailen J. Hull, Senior Vice President
                      Date:  May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                             GAILEN J. HULL
                             Gailen J. Hull
                             Principal Accounting Officer
                      Date:  May 10, 1996