Form 10-Q
period 1996-06-30
JMB MORTGAGE PARTNERS LTD
filed 1996-08-12
CIK 706074

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996          Commission File #2-79095




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


















                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    10



PART II.   OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    12


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    13
















































PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             JUNE 30,       DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $   709,051      2,410,051
  Rents, interest and other receivables . . . . . . . . . . . . . . . .          134,063        149,359
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           19,833          8,377
                                                                             -----------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .          862,947      2,567,787
                                                                             -----------    -----------
Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,400,000      2,400,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .        7,415,293      7,233,901
                                                                             -----------    -----------
                                                                               9,815,293      9,633,901
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .          365,170        240,433
                                                                             -----------    -----------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . .        9,450,123      9,393,468

Mortgage note receivable (net of allowance for loan loss
  of $1,145,000 in 1996 and 1995) . . . . . . . . . . . . . . . . . . .        1,267,000      1,332,000
Settlement note receivable. . . . . . . . . . . . . . . . . . . . . . .           80,500         86,500
Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,420          9,816
                                                                             -----------    -----------
                                                                             $11,691,990     13,389,571
                                                                             ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     59,217         20,116
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,059         16,668
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          127,046        124,203
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          967,401        957,006
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,158,723      1,117,993

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           56,914         56,879
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        1,215,637      1,174,872

Venture partners' subordinated equity in venture. . . . . . . . . . . .        3,928,774      3,839,288

Partners' capital accounts (deficits):
General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .          481,222        473,672
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (717,075)      (667,968)
                                                                             -----------    -----------
                                                                                (234,853)      (193,296)
                                                                             -----------    -----------
Limited partners (39,695 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       34,918,348     34,918,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       16,806,912     16,806,912
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (44,942,828)   (43,156,553)
                                                                             -----------    -----------
                                                                               6,782,432      8,568,707
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        6,547,579      8,375,411
                                                                             -----------    -----------
                                                                             $11,691,990     13,389,571
                                                                             ===========    ===========

                         See accompanying notes to consolidated financial statements


                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   251,968       417,147       558,946       746,851
  Interest income . . . . . . . . . . . . . . . .       23,799        33,285        64,975        67,692
                                                   -----------    ----------   -----------    ----------
                                                       275,767       450,432       623,921       814,543
                                                   -----------    ----------   -----------    ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . .       64,252        60,075       124,737       120,075
  Property operating expenses . . . . . . . . . .      103,385       214,751       220,774       295,508
  Mortgage investment servicing fees. . . . . . .        7,112        12,165        14,225        34,435
  Professional services . . . . . . . . . . . . .       10,744         7,550        30,744        40,075
  Amortization of deferred costs. . . . . . . . .        1,675         --            2,517         --
  General and administrative. . . . . . . . . . .       64,339        31,033       133,888        58,330
                                                   -----------    ----------   -----------    ----------
                                                       251,507       325,574       526,885       548,423
                                                   -----------    ----------   -----------    ----------
          Operating earnings (loss) . . . . . . .       24,260       124,858        97,036       266,120
Venture partners' share of
  venture's operations. . . . . . . . . . . . . .      (35,976)      (61,117)      (89,486)     (135,913)
                                                   -----------    ----------   -----------    ----------
          Net earnings (loss) . . . . . . . . . .  $   (11,716)       63,741         7,550       130,207
                                                   ===========    ==========   ===========    ==========
          Net earnings (loss) per
            limited partnership
            interest. . . . . . . . . . . . . . .  $      (.48)         1.53         --             3.13
                                                   ===========    ==========   ===========    ==========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $     45.00          2.50         45.00         25.00
                                                   ===========    ==========   ===========    ==========

                        See accompanying notes to consolidated financial statements.


                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     7,550         130,207
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       124,737         120,075
    Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . .         2,517           --
    Venture partners' share of venture's operations . . . . . . . . . . . .        89,486         135,913
Changes in:
  Rents, interest and other receivables . . . . . . . . . . . . . . . . . .        15,296        (121,002)
  Amount due from affiliate . . . . . . . . . . . . . . . . . . . . . . . .         --            302,250
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (11,456)          --
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .         --                 48
  Amount due to affiliate . . . . . . . . . . . . . . . . . . . . . . . . .         --             59,144
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39,101              81
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . .         2,843         118,288
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .        10,395          (2,540)
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (11,609)         15,344
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .            35          41,879
                                                                              -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       268,895         799,687
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --            (15,172)
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .      (181,392)        (11,489)
  Reduction in loan carrying value due to borrower payments . . . . . . . .        65,000          40,000
  Payments received on settlement note from former loan guarantor . . . . .         6,000           1,000
  Payment of deferred costs . . . . . . . . . . . . . . . . . . . . . . . .       (24,121)        (11,075)
                                                                              -----------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      (134,513)          3,264
                                                                              -----------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (296,763)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .         --           (158,200)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,786,275)       (992,375)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (49,107)         (6,139)
                                                                              -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (1,835,382)     (1,453,477)
                                                                              -----------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .    (1,701,000)       (650,526)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     2,410,051       1,104,277
                                                                              -----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .   $   709,051         453,751
                                                                              ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $     --              --
                                                                              ===========     ===========
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . . . . . . . . . . . . . .   $     --          6,063,135
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .         --            735,567
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .         --         (1,002,000)
    Capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              6,699
    Venture partners' interests . . . . . . . . . . . . . . . . . . . . . .         --          3,796,599
                                                                              -----------     -----------

          Net initial carrying value of investment property . . . . . . . .   $     --          9,600,000
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

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

     As further described in Note 3 of Notes to Consolidated Financial Statements included in the Partnership's 1995 Annual Report, since the distribution of net cash flow (as defined) exceeded the net profits earned by the Partnership during the period, the General Partners were allocated 100% of the Partnership's net profits for the six months ended June 30, 1996. Such allocation had no effect on total Partnership assets or net profits.

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                         UNPAID AT
                                                          JUNE 30,
                                     1996        1995       1996
                                   -------      ------   ---------
Property management
 and leasing fees . . . . . .      $21,265      25,829      3,160
Reimbursement (at cost)
 for out-of-pocket salary and
 salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment property. . . . .       31,381      34,090     27,970
                                   -------      ------     ------

                                   $52,646      59,919     31,130
                                   =======      ======     ======

     Cumulative unpaid mortgage investment servicing fees aggregate $936,271 (of which $932,715 is subordinated) at June 30, 1996, all of which have been accrued in the accompanying consolidated financial statements.

     The General Partners have continued to defer payment of their share of distributions of repayment proceeds amounting to $617,523.

     All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.


SPRING HILL FASHION CENTER, WEST DUNDEE, ILLINOIS

     A major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, did not exercise its renewal option when its lease expired in October 1995 and vacated its space. The Spring Hill joint venture (the "venture"), however, executed a ten-year lease (in February 1996) with a replacement tenant for this space at rental rates lower than those of the former tenant. The replacement tenant's occupancy in late June 1996 has resulted in the property being 93% occupied at June 30, 1996, up from 67% at March 31, 1996. The venture is conserving its working capital in order to fund certain costs associated with the replacement tenant's move-in. Although the venture is actively pursuing the sale of this property, there can be no assurance that a satisfactory sale transaction will be completed by the end of 1996.


OAK COURT OF WESTMONT SHOPPING CENTER, WESTMONT, ILLINOIS

     The borrower previously executed a ten-year lease with a tenant for approximately 7,300 square feet (24% of the leasable space) at the property. This tenant's occupancy during the second quarter of 1996 has resulted in the property being 100% occupied at June 30, 1996, up from 76% at March 31, 1996.

     Due to the property's previous high levels of vacancy, the borrower has made only partial interest payments since July, 1989 to the extent of cash generated by the property, with $1,670,000 of basic interest ($185,000 of which is due for 1996) remaining uncollected at June 30, 1996. The manager of the property, an affiliate of the borrower, is currently deferring a portion of its management fees in order to increase the cash flow available to the Partnership. The borrower has been unable to either sell the property or to obtain replacement long-term financing in order to repay the loan on its scheduled maturity date of January 14, 1995. The Partnership has worked closely with the borrower in an effort to lease up previous vacant space at the property and is currently working with the borrower to either sell or obtain replacement financing. Subsequent to June 30, 1996, the Partnership reached an agreement in principle with the borrower to pay off the loan at a specified amount prior to December 31, 1996. There can be no assurance that such loan will be repaid by such date. Due to the Partnership's prior provisions for loan loss on this mortgage loan ($1,603,000 in the aggregate), such payoff, if received per the terms of the agreement in principle, would yield a gain of approximately $400,000 for financial reporting purposes but a loss of approximately $1,575,000 for Federal income tax reporting purposes. Not withstanding such agreement in principle, the Partnership has classified this mortgage note receivable as a noncurrent asset in the accompanying consolidated balance sheets.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.


PART 1.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 1,844 Interests in the Partnership at $120 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 672 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer(s) and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     After reviewing the remaining investments and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's distribution in May 1996 of approximately $1,835,000 ($45 per Interest to the Limited Partners and the General Partners' share of such distribution).

     The decrease in mortgage note receivable at June 30, 1996 as compared to December 31, 1995 is the result of a $65,000 reduction in the carrying value of the loan secured by the Oak Court of Westmont Shopping Center, such amount representing payments received from the borrower in 1996 pursuant to the Partnership's policy of reflecting all payments collected on this loan as principal payments.

     Rental income decreased for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 primarily as a result of a decrease in average occupancy arising from the vacating of a major tenant during the fourth quarter of 1995 at the Spring Hill Fashion Center. The Spring Hill joint venture executed a ten-year lease in February 1996 with a replacement tenant for this space at rental rates lower than those of the former tenant, with the replacement tenant taking occupancy in late June 1996. Such decrease in rental income was partially offset by the collection of a $17,000 tenant lease termination fee in 1996.

     Property operating expenses decreased for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 primarily as a result of a decrease in real estate tax expense recognized in 1996 at the Spring Hill Fashion Center. Such decrease was partly offset by an increase in tenant-related legal fees and in allowances for doubtful accounts in 1996 at the property.

     Mortgage investment servicing fees decreased for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 as a result of the lenders (including the Partnership) obtaining legal title to the Spring Hill Fashion Center in May 1995.

     The increases in general and administrative expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

     Venture partners' share of venture's operations decreased for the three and six months ended June 30, 1996 as compared to the same periods in 1995 primarily as a result of the aforementioned decrease in rental income at the Spring Hill Fashion Center as a result of the vacating of a major tenant during the fourth quarter of 1995.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's owned or reflected as owned investment property.

                                               1995                             1996
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----

Spring Hill Fashion Center
   Shopping Center
   West Dundee, Illinois. . .       94%*      94%     92%     75%      67%     93%

- --------------------

     *  This property was reflected as owned at March 31, 1995 although title did not transfer to the Partnership and its affiliated lenders (through a joint venture) pursuant to a deed in lieu of foreclosure until May 1995.



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


                      JMB MORTGAGE PARTNERS, LTD.

                      BY:    JMB Realty Corporation
                             (Corporate General Partner)




                             GAILEN J. HULL
                      By:    Gailen J. Hull, Senior Vice President
                      Date:  August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                             GAILEN J. HULL
                             Gailen J. Hull
                             Principal Accounting Officer
                      Date:  August 9, 1996