Form 10-Q
period 1996-09-30
JMB MORTGAGE PARTNERS LTD
filed 1996-11-12
CIK 706074

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996     Commission File #2-79095




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


















                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    12



PART II.   OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    15


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    16













































PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 2,509,950      2,410,051
  Rents, interest and other receivables . . . . . . . . . . . . . . . .           77,388        149,359
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           13,748          8,377
                                                                             -----------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        2,601,086      2,567,787
                                                                             -----------    -----------
Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,298,400      2,400,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .        7,117,543      7,233,901
                                                                             -----------    -----------
                                                                               9,415,943      9,633,901
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .          365,170        240,433
                                                                             -----------    -----------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . .        9,050,773      9,393,468

Mortgage note receivable (net of allowance for loan loss
  of $1,145,000 in 1995). . . . . . . . . . . . . . . . . . . . . . . .            --         1,332,000
Settlement note receivable. . . . . . . . . . . . . . . . . . . . . . .           77,500         86,500
Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          110,371          9,816
                                                                             -----------    -----------
                                                                             $11,839,730     13,389,571
                                                                             ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     44,865         20,116
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,508         16,668
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           97,638        124,203
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          984,717        957,006
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,173,728      1,117,993

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           56,914         56,879
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        1,230,642      1,174,872

Venture partners' subordinated equity in venture. . . . . . . . . . . .        3,839,648      3,839,288

Partners' capital accounts (deficits):
General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .          472,094        473,672
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (717,075)      (667,968)
                                                                             -----------    -----------
                                                                                (243,981)      (193,296)
                                                                             -----------    -----------
Limited partners (39,695 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       34,918,348     34,918,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       17,037,901     16,806,912
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (44,942,828)   (43,156,553)
                                                                             -----------    -----------
                                                                               7,013,421      8,568,707
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        6,769,440      8,375,411
                                                                             -----------    -----------
                                                                             $11,839,730     13,389,571
                                                                             ===========    ===========

                         See accompanying notes to consolidated financial statements




                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   308,862       345,780       867,808     1,092,631
  Interest income . . . . . . . . . . . . . . . .       13,778        38,341        78,753       106,033
                                                   -----------    ----------   -----------    ----------
                                                       322,640       384,121       946,561     1,198,664
                                                   -----------    ----------   -----------    ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . .        --           60,120       124,737       180,195
  Property operating expenses . . . . . . . . . .      133,044        93,482       353,818       388,990
  Mortgage investment servicing fees. . . . . . .        3,887         7,113        18,112        41,548
  Professional services . . . . . . . . . . . . .       30,618           896        61,362        40,971
  Amortization of deferred costs. . . . . . . . .        6,321         --            8,838         --
  General and administrative. . . . . . . . . . .       39,035        70,702       172,923       129,032
  Provision for value impairment. . . . . . . . .      400,000         --          400,000         --
                                                   -----------    ----------   -----------    ----------
                                                       612,905       232,313     1,139,790       780,736
                                                   -----------    ----------   -----------    ----------
          Operating earnings (loss) . . . . . . .     (290,265)      151,808      (193,229)      417,928
Venture partners' share of
  venture's operations. . . . . . . . . . . . . .       89,126       (78,806)         (360)     (214,719)
                                                   -----------    ----------   -----------    ----------
          Net operating earnings (loss) . . . . .     (201,139)       73,002      (193,589)      203,209

Gain on repayment of mortgage
  note receivable . . . . . . . . . . . . . . . .      423,000         --          423,000         --
                                                   -----------    ----------   -----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   221,861        73,002       229,411       203,209
                                                   ===========    ==========   ===========    ==========

          Net earnings (loss) per
           limited partnership interest:
            Net operating earnings. . . . . . . .   $    (4.73)         1.76         (4.73)         4.89
            Gain on repayment of mortgage
              note receivable . . . . . . . . . .        10.55         --            10.55         --
                                                   -----------    ----------   -----------    ----------
                                                    $     5.82          1.76          5.82          4.89
                                                   ===========    ==========   ===========    ==========

          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $     --             2.50         45.00         27.50
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




                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   229,411         203,209
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       124,737         180,195
    Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . .         8,838           --
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .       400,000           --
    Venture partners' share of venture's operations . . . . . . . . . . . .           360         214,719
    Gain on repayment of mortgage note receivable . . . . . . . . . . . . .      (423,000)          --
Changes in:
  Rents, interest and other receivables . . . . . . . . . . . . . . . . . .        71,971         (99,717)
  Amount due from affiliate . . . . . . . . . . . . . . . . . . . . . . . .         --            302,250
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,371)        (15,482)
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .         --                 48
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,749          16,105
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,840          13,377
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . .       (26,565)         88,716
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .        27,711             905
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .            35          53,129
                                                                              -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       462,716         957,454
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          1,954,452
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .      (182,042)        (21,610)
  Reduction in loan carrying value due to borrower payments . . . . . . . .       105,000          40,000
  Cash proceeds from repayment of mortgage note receivable. . . . . . . . .     1,650,000           --
  Payments received on settlement note from former loan guarantor . . . . .         9,000           4,000
  Payment of deferred costs . . . . . . . . . . . . . . . . . . . . . . . .      (109,393)        (11,075)
                                                                              -----------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     1,472,565       1,965,767
                                                                              -----------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (296,763)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .         --           (158,200)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,786,275)     (1,091,613)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (49,107)         (9,208)
                                                                              -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (1,835,382)     (1,555,784)
                                                                              -----------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .        99,899       1,367,437
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     2,410,051       1,104,277
                                                                              -----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .   $ 2,509,950       2,471,714
                                                                              ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $     --              --
                                                                              ===========     ===========
  Cash proceeds from repayment of mortgage note receivable:
    Principal balance of mortgage note receivable . . . . . . . . . . . . .   $ 2,372,000           --
    Allowance for loan loss . . . . . . . . . . . . . . . . . . . . . . . .    (1,145,000)          --
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .       458,000           --
    Allowance for loan loss . . . . . . . . . . . . . . . . . . . . . . . .      (458,000)          --
    Gain on repayment of mortgage note receivable . . . . . . . . . . . . .       423,000           --
                                                                              -----------     -----------
          Cash proceeds from repayment of mortgage note receivable. . . . .   $ 1,650,000           --
                                                                              ===========     ===========
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . . . . . . . . . . . . . .   $     --          6,063,135
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .         --            735,567
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .         --         (1,002,000)
    Capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              6,699
    Venture partners' interests . . . . . . . . . . . . . . . . . . . . . .         --          3,796,599
                                                                              -----------     -----------

          Net initial carrying value of investment property . . . . . . . .   $     --          9,600,000
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                    1996        1995         1996
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .     $37,416      39,374          5,898
Reimbursement (at cost)
 for out-of-pocket salary and
 salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment property. . . . .      46,907      94,995         38,661
                                  -------     -------         ------

                                  $84,323     134,369         44,559
                                  =======     =======         ======

     Cumulative unpaid mortgage investment servicing fees aggregate $940,158 of which $934,658 is subordinated) at September 30, 1996, all of which have been accrued in the accompanying consolidated financial statements.

     The General Partners have continued to defer payment of their share of distributions of repayment proceeds amounting to $617,523, which, if the sale of the Spring Hill Fashion Center as discussed below is completed as currently proposed, will not be paid.

     All amounts deferred or currently payable to the General Partners or their affiliates do not bear interest.


SPRING HILL FASHION CENTER, WEST DUNDEE, ILLINOIS

     A major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, did not exercise its renewal option when its lease expired in October 1995 and vacated its space. The Spring Hill joint venture (the "venture"), however, executed a ten-year lease (in February 1996) with a replacement tenant for this space at rental rates lower than those of the former tenant. The replacement tenant's occupancy in late June 1996 has resulted in the property being 95% occupied at September 30, 1996, up from 75% at December 31, 1995. The venture is conserving its working capital in order to fund certain costs associated with the replacement tenant's move-in.

     The property was classified as held for sale as of July 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying consolidated financial statements include $888,304 and $1,101,684 of revenues for the nine months ended September 30, 1996 and 1995 and $887,393 and $558,779 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $9,160,108 and $9,403,284 at September 30, 1996 and December 31, 1995, respectively.

     In October 1996, the venture finalized a contract with a potential purchaser for the sale of this property. The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. If the transaction is consummated under the current proposed terms, the venture would recognize a loss for Federal income tax reporting purposes and a loss of approximately $400,000 for financial reporting purposes. Accordingly, as a matter of prudent accounting practice, the venture has recognized this amount as a $400,000 provision for value impairment at September 30, 1996, of which $241,800 has been allocated to the Partnership. There can be no assurance, however, that the final sale agreement will not differ materially from the present agreement, or that the sale of the property will be consummated on any terms.



OAK COURT OF WESTMONT SHOPPING CENTER, WESTMONT, ILLINOIS

     Due to the property's previous high levels of vacancy, the borrower made only partial interest payments since July, 1989 to the extent of cash generated by the property. Since 1993, the Partnership, for financial reporting purposes, has reflected all amounts collected as reductions in the carrying amount of the loan. The manager of the property, an affiliate of the borrower, deferred a portion of its management fees in order to increase the cash flow available to the Partnership. The borrower had been unable to either sell the property or to obtain replacement long-term financing in order to repay the loan on its scheduled maturity date of January 14, 1995. The Partnership worked closely with the borrower in an effort to lease up previous vacant space at the property and assisted the borrower in obtaining replacement financing. During July 1996, the Partnership reached an agreement with the borrower to pay off the loan at a specified amount prior to December 31, 1996. Pursuant to such agreement, the Partnership received a $1,650,000 loan payoff, which consisted of $1,575,,000 in cash in August and a $75,000 short-term promissory note which was paid in full in September 1996, as full repayment of the loan and any accrued but unpaid mortgage interest. Due to the Partnership's prior provisions for loan loss on this mortgage loan ($1,603,000 in the aggregate), such payoff resulted in a gain of $423,000 for financial reporting purposes but a loss of approximately $1,600,000 for Federal income tax reporting purposes.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.



PART 1.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     During the second quarter of 1996 some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 1,844 Interests in the Partnership at $120 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 672 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The Oak Court of Westmont mortgage loan was repaid in August of 1996, and, therefore, the Partnership's only remaining investment is its joint venture equity investment in Spring Hill Fashion Center in West Dundee, Illinois. The venture is attempting to finalize a sale for this property to close in 1996. Upon completion of the sale of the Spring Hill Fashion Center, the affairs of the Partnership are expected to be wound up as soon as it is feasibly possible,with a final liquidating distribution from the Partnership (excluding any amounts distributable to the liquidating trust described below) to the Limited Partners expected to be paid in late 1996.

     In connection with the planned liquidation and termination of the Partnership, the Corporate General Partner currently intends to cause the formation of a liquidating trust on or before December 31, 1996, in which all of the Partnership's remaining assets, subject to liabilities, will be transferred. The initial trustees of the liquidating trust are expected to be individuals who are officers of the Corporate General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year, subject to extension under certain circumstances.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the $1,650,000 Oak Court of Westmont mortgage loan repayment in 1996, the proceeds of which are held as a temporary investment at September 30, 1996. Such increase in cash and cash equivalents was offset as a result of the Partnership's distribution in May of 1996 of approximately $1,835,000 ($45 per Interest to the Limited Partners and $49,107 to the General Partners).

     The decrease in rents, interest and other receivables (net of allowance for doubtful accounts) at September 30, 1996 as compared to December 31, 1995 is attributable primarily to a decrease in real estate tax and property expense recoveries due from tenants at the Spring Hill Fashion Center, as a result of the timing of tenants' payments of such recoveries, and also to an increase in allowance for doubtful accounts at this property at September 30, 1996.

     The decrease in investment property, at cost at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the Spring Hill joint venture's recording of a $400,000 value impairment for the Spring Hill Fashion Center at September 30, 1996.

     The decrease in mortgage note receivable at September 30, 1996 as compared to December 31, 1995 is the result of the repayment in August 1996 of the loan secured by the Oak Court of Westmont Shopping Center.

     The increase in deferred costs at September 30, 1996 as compared to December 31, 1995 is attributable primarily to leasing costs incurred in connection with the major replacement tenant's move-in at the Spring Hill Fashion Center.

     The increase in accounts payable at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the timing of payments of operating expenses at the Spring Hill Fashion Center.

     The increase in unearned rents at September 30, 1996 as compared to December 31, 1995 is attributable to the timing of rental collections at the Spring Hill Fashion Center.

     The decrease in accrued real estate taxes at September 30, 1996 as compared to December 31, 1995 is attributable to the timing of real estate tax payments based upon the payment due dates in the jurisdiction in which the Spring Hill Fashion Center property operates.

     The increase in amounts due to affiliates at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the timing of the payments of certain reimbursable costs to affiliates of the General Partners.

     Rental income decreased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 primarily as a result of a decrease in average occupancy arising from the vacating of a major tenant during the fourth quarter of 1995 at the Spring Hill Fashion Center. The Spring Hill joint venture executed a ten-year lease in February 1996 with a replacement tenant for this space at rental rates lower than those of the former tenant, with the replacement tenant taking occupancy in late June 1996. Such decrease in rental income was partially offset by the collection of a $17,000 tenant lease termination fee in 1996.

     Interest income decreased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 primarily as a result of lower average outstanding balances in 1996 in the Partnership's interest-bearing cash equivalents. Such decreases in interest income were partly offset by interest earned on the investment of the proceeds of the Oak Court of Westmont mortgage loan repayment in the third quarter of 1996.

     The decrease in depreciation expense for the three and nine months ended September 30, 1996 as compared to the year-earlier periods is attributable to the suspension of depreciation as of July 1, 1996 on the Spring Hill Fashion Center, as such property was classified as held for sale as of July 1, 1996.

     Property operating expenses decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily as a result of a decrease in real estate tax expense recognized in 1996 at the Spring Hill Fashion Center. Such decrease was partly offset by an increase in tenant-related legal fees and in allowances for doubtful accounts at the property during the three and nine months ended September 30, 1996.

     Mortgage investment servicing fees decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily as a result of the lenders (including the Partnership) obtaining legal title to the Spring Hill Fashion Center in May 1995.

     Fees for professional services increased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 primarily as a result of expenses incurred in connection with tender offer matters, as discussed above.

     The increase in general and administrative expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is attributable primarily to the timing of the recognition of costs for certain outsourcing services and the timing of the recognition of certain printing costs in 1996. The decrease in general and administrative expenses for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is attributable primarily to the recognition of certain prior year reimbursable costs to affiliates of the General Partners during the three months ended September 30, 1995.

     Venture partners' share of venture's operations decreased for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 primarily as a result of the $400,000 provision for value impairment recorded by the Spring Hill venture for the Spring Hill Fashion Center at September 30, 1996 and the aforementioned decrease in rental income at the Spring Hill Fashion Center. Such decreases were partly offset by the suspension of depreciation expense at the property as of July 1, 1996, as the property was classified as held for sale as of July 1, 1996.

     The Partnership recognized a $423,000 gain on the August 1996 repayment of the mortgage loan secured by the Oak Court of Westmont Shopping Center during the three and nine months ended September 30, 1996.






PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's owned or reflected as owned investment property.

                                               1995                             1996
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----

Spring Hill Fashion Center
   Shopping Center
   West Dundee, Illinois. . .       94%*      94%     92%     75%      67%     93%     95%

--------------------

     *  This property was reflected as owned at March 31, 1995 although title did not transfer to the Partnership and its affiliated lenders (through a joint venture) pursuant to a deed in lieu of foreclosure until May 1995.













PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      3-A.   The Prospectus of the Partnership dated December 3, 1982, as supplemented April 29, 1983, August 23, 1983 and January 11, 1984 as filed with the Commission pursuant to Rules 424(b) and 424(c), is incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 (File No. 2-79095) dated March 19, 1993.

      3-B.   Amended and Restated Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-79095) dated December 3, 1982.

     10-A.   Promissory Note ($2,495,000) for the Oak Court of Westmont
Shopping Center, dated January 14, 1985, between WBR Westmont Associates, an Illinois limited partnership, LaSalle National Bank, Trustee, and JMB Mortgage Partners, Ltd., an Illinois limited partnership is hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 2-79095) dated March 19, 1993.

     10-B.   Promissory Note ($350,000) for the Oak Court of Westmont
Shopping Center, dated January 14, 1985, between WBR Westmont Associates, an Illinois limited partnership, LaSalle National Bank, Trustee, and JMB Mortgage Partners, Ltd., an Illinois limited partnership is hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 2-79095) dated March 19, 1993.

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

     27.     Financial Data Schedule.


     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.






                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      JMB MORTGAGE PARTNERS, LTD.

                      BY:    JMB Realty Corporation
                             (Corporate General Partner)




                             GAILEN J. HULL
                      By:    Gailen J. Hull, Senior Vice President
                      Date:  November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                             GAILEN J. HULL
                             Gailen J. Hull
                             Principal Accounting Officer
                      Date:  November 8, 1996