Form 10-Q/A
period 1996-09-30
JMB MORTGAGE PARTNERS LTD
filed 1996-11-22
CIK 706074

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10Q/A

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






     The undersigned registrant hereby amends the following sections of its Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:


     Item 1.  Financial Statements. Pages 3 through 11

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 12 through 14

     Item 6.  Exhibits and Reports on Form 8-K.  Page 16
              (and exhibits thereto)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JMB MORTGAGE PARTNERS, LTD.

                        By:    JMB Realty Corporation
                               (Corporate General Partner)


                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  November 21, 1996




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

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 2,509,950      2,410,051
  Rents, interest and other receivables . . . . . . . . . . . . . . . .           77,388        149,359
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           14,785          8,377
                                                                             -----------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        2,602,123      2,567,787
                                                                             -----------    -----------
Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,207,257      2,400,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .        7,033,909      7,233,901
                                                                             -----------    -----------
                                                                               9,241,166      9,633,901
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .          365,170        240,433
                                                                             -----------    -----------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . .        8,875,996      9,393,468

Mortgage note receivable (net of allowance for loan loss
  of $1,145,000 in 1995). . . . . . . . . . . . . . . . . . . . . . . .            --         1,332,000
Settlement note receivable (net of allowance for loan loss of
  $55,000 in 1996). . . . . . . . . . . . . . . . . . . . . . . . . . .           22,500         86,500
Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          109,334          9,816
                                                                             -----------    -----------
                                                                             $11,609,953     13,389,571
                                                                             ===========    ===========

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           ------------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $    245,088         20,116
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,508         16,668
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           97,638        124,203
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          984,717        957,006
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,373,951      1,117,993

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           56,914         56,879
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        1,430,865      1,174,872

Venture partners' subordinated equity in venture. . . . . . . . . . . .        3,691,336      3,839,288

Partners' capital accounts (deficits):
General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .          463,643        473,672
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (717,075)      (667,968)
                                                                             -----------    -----------
                                                                                (252,432)      (193,296)
                                                                             -----------    -----------
Limited partners (39,695 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       34,918,348     34,918,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       16,764,664     16,806,912
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (44,942,828)   (43,156,553)
                                                                             -----------    -----------
                                                                               6,740,184      8,568,707
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        6,487,752      8,375,411
                                                                             -----------    -----------
                                                                             $11,609,953     13,389,571
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

                         See accompanying notes to consolidated financial statements

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   308,862       345,780       867,808     1,092,631
  Interest income . . . . . . . . . . . . . . . .       13,778        38,341        78,753       106,033
                                                   -----------    ----------   -----------    ----------
                                                       322,640       384,121       946,561     1,198,664
                                                   -----------    ----------   -----------    ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . .        --           60,120       124,737       180,195
  Property operating expenses . . . . . . . . . .      133,044        93,482       353,818       388,990
  Mortgage investment servicing fees. . . . . . .        3,887         7,113        18,112        41,548
  Professional services . . . . . . . . . . . . .       30,618           896        61,362        40,971
  Amortization of deferred costs. . . . . . . . .        6,321         --            8,838         --
  General and administrative. . . . . . . . . . .       39,035        70,702       172,923       129,032
  Provision for value impairment. . . . . . . . .      775,000         --          775,000         --
  Provision for loan loss . . . . . . . . . . . .       55,000         --           55,000         --
                                                   -----------    ----------   -----------    ----------
                                                     1,042,905       232,313     1,569,790       780,736
                                                   -----------    ----------   -----------    ----------
          Operating earnings (loss) . . . . . . .     (720,265)      151,808      (623,229)      417,928
Venture partners' share of
  venture's operations. . . . . . . . . . . . . .      237,438       (78,806)      147,952      (214,719)
                                                   -----------    ----------   -----------    ----------
          Net operating earnings (loss) . . . . .     (482,827)       73,002      (475,277)      203,209

Gain on repayment of mortgage
  note receivable . . . . . . . . . . . . . . . .      423,000         --          423,000         --
                                                   -----------    ----------   -----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   (59,827)       73,002       (52,277)      203,209
                                                   ===========    ==========   ===========    ==========

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
          Net earnings (loss) per
           limited partnership interest:
            Net operating earnings. . . . . . . .   $   (11.61)         1.76        (11.61)         4.89
            Gain on repayment of mortgage
              note receivable . . . . . . . . . .        10.55         --            10.55         --
                                                   -----------    ----------   -----------    ----------
                                                    $    (1.06)         1.76         (1.06)         4.89
                                                   ===========    ==========   ===========    ==========

          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $     --             2.50         45.00         27.50
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

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (52,277)        203,209
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       124,737         180,195
    Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . .         8,838           --
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .       775,000           --
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .        55,000           --
    Venture partners' share of venture's operations . . . . . . . . . . . .      (147,952)        214,719
    Gain on repayment of mortgage note receivable . . . . . . . . . . . . .      (423,000)          --
Changes in:
  Rents, interest and other receivables . . . . . . . . . . . . . . . . . .        71,971         (99,717)
  Amount due from affiliate . . . . . . . . . . . . . . . . . . . . . . . .         --            302,250
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,408)        (15,482)
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .         --                 48
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       224,972          16,105
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,840          13,377
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . .       (26,565)         88,716
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .        27,711             905
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .            35          53,129
                                                                              -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       661,902         957,454
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          1,954,452
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .      (382,265)        (21,610)
  Reduction in loan carrying value due to borrower payments . . . . . . . .       105,000          40,000
  Cash proceeds from repayment of mortgage note receivable. . . . . . . . .     1,650,000           --
  Payments received on settlement note from former loan guarantor . . . . .         9,000           4,000
  Payment of deferred costs . . . . . . . . . . . . . . . . . . . . . . . .      (108,356)        (11,075)
                                                                              -----------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     1,273,379       1,965,767
                                                                              -----------     -----------

                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (296,763)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .         --           (158,200)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,786,275)     (1,091,613)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (49,107)         (9,208)
                                                                              -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (1,835,382)     (1,555,784)
                                                                              -----------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .        99,899       1,367,437
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     2,410,051       1,104,277
                                                                              -----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .   $ 2,509,950       2,471,714
                                                                              ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $     --              --
                                                                              ===========     ===========
  Cash proceeds from repayment of mortgage note receivable:
    Principal balance of mortgage note receivable . . . . . . . . . . . . .   $ 2,372,000           --
    Allowance for loan loss . . . . . . . . . . . . . . . . . . . . . . . .    (1,145,000)          --
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .       458,000           --
    Allowance for loan loss . . . . . . . . . . . . . . . . . . . . . . . .      (458,000)          --
    Gain on repayment of mortgage note receivable . . . . . . . . . . . . .       423,000           --
                                                                              -----------     -----------
          Cash proceeds from repayment of mortgage note receivable. . . . .   $ 1,650,000           --
                                                                              ===========     ===========
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . . . . . . . . . . . . . .   $     --          6,063,135
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .         --            735,567
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .         --         (1,002,000)
    Capitalized costs . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              6,699
    Venture partners' interests . . . . . . . . . . . . . . . . . . . . . .         --          3,796,599
                                                                              -----------     -----------

          Net initial carrying value of investment property . . . . . . . .   $     --          9,600,000
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

     The property was classified as held for sale as of July 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying consolidated financial statements include $888,304 and $1,101,684 of revenues for the nine months ended September 30, 1996 and 1995 and $1,262,393 and $558,779 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $8,985,330 and $9,403,284 at September 30, 1996 and December 31, 1995, respectively.

     In October 1996, the venture finalized a contract with a potential purchaser for the sale of this property. The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. If the transaction is consummated under the current proposed terms, the venture would recognize a loss for Federal income tax reporting purposes and a loss of approximately $775,000 for financial reporting purposes. Accordingly, as a matter of prudent accounting practice, the venture has recognized this amount as a $775,000 provision for value impairment at September 30, 1996, of which $468,488 has been allocated to the Partnership. There can be no assurance, however, that the final sale agreement will not differ materially from the present agreement, or that the sale of the property will be consummated on any terms.



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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the $1,650,000 Oak Court of Westmont mortgage loan repayment in 1996, the proceeds of which are held as a temporary investment at September 30, 1996. Such increase in cash and cash equivalents was substantially offset as a result of the Partnership's distribution in May of 1996 of approximately
$1,835,000 ($45 per Interest to the Limited Partners and $49,107 to the General Partners).

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

     The decrease in investment property, at cost at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the Spring Hill joint venture's recording of a $775,000 value impairment provision for the Spring Hill Fashion Center at September 30, 1996.

     The decrease in mortgage note receivable at September 30, 1996 as compared to December 31, 1995 is the result of the repayment in August 1996 of the loan secured by the Oak Court of Westmont Shopping Center.

     The decrease in settlement note receivable at September 30, 1996 as compared to December 31, 1995 is attributable primarily to a $55,000 provision for loan loss recorded by the Partnership at September 30, 1996.

     The increase in deferred costs at September 30, 1996 as compared to December 31, 1995 is attributable primarily to leasing costs incurred in connection with the major replacement tenant's move-in at the Spring Hill Fashion Center.

     The increase in accounts payable at September 30, 1996 as compared to December 31, 1995 is attributable primarily to tenant allowances payable to the major replacement tenant and certain other tenants at the Spring Hill Fashion Center and to the timing of payments of operating expenses at the property.

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

     The decrease in venture partners' share of venture's operations for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 and the corresponding decrease in venture partner's subordinated equity in venture at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the venture partners' share of the $775,000 provision for value impairment recorded by the Spring Hill venture for the Spring Hill Fashion Center at September 30, 1996 and the aforementioned decrease in rental income at the Spring Hill Fashion Center.

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

     3-C.    Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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

