Form 10-K405
period 1996-12-31
JMB MORTGAGE PARTNERS LTD
filed 1997-03-27
CIK 706074

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year                Commission file number 2-79095
ended December 31, 1996


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





                           TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6

PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operation . . . . . . . . . . . .   9

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  13

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  33

PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  33

Item 11.     Executive Compensation . . . . . . . . . . .  36

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  37

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  38

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  38


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  40















                                   i




                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references herein to "Notes" are to Notes to Consolidated Financial Statements contained in this annual report.

Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Mortgage Partners, Ltd. (the "Partnership"), was a limited partnership formed in 1982 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On December 3, 1982, the Partnership commenced an offering of $40,000,000 (subject to increase by up to $25,000,000) in Limited Partnership interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-79095). A total of 39,690 Interests were sold to the public at an offering price of $1,000 per Interest before certain discounts for volume purchases. The holders of 32,912 Interests were admitted to the Partnership during the fiscal year ended October 31, 1983; the holders of 6,778 Interests were admitted to the Partnership in the following fiscal year. The offering of Interests terminated on December 31, 1983 (except in the states of Illinois, Pennsylvania and Texas, where the offering terminated on December 2, 1983).

No Limited Partner made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership was engaged solely in the business of investing in real estate, principally residential garden apartment complexes and commercial properties, through participating first mortgage loans and certain other mortgage investments. The Partnership's investments were located throughout the nation and it had no investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. The Partnership made a final liquidating distribution of $5,648,995 including $350,110 to a liquidating trust established for the benefit of the Holders of Interests and terminated its operations and dissolved effective December 31, 1996. At repayment or maturity of a particular mortgage investment or at sale of a particular property acquired as a result of a non-performing loan, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. (Reference is also made to Item 7.)

     The Partnership made real estate investments set forth in the following table:






NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------     ----------------          ---------------------
1. Pineapple Place
    Apartments
    Dallas, Texas . . .       256 units    9-13-84          8-3-94               Participating first
                                                                                 mortgage loan (b)(d)

2. Lincoln Park
    Apartments
    Phoenix,
    Arizona . . . . . .       332 units    4-9-84           2-5-87               Participating first
                                                                                 mortgage loan (a)

3. Oak Court of
    Westmont
    Shopping Center
    Illinois. . . . . .        31,000      1-18-85          8-21-96              Participating first
                               sq.ft.                                            mortgage loan (a)

4. Ocean Technology
    Park Office
    Building
    Middletown,
    Rhode Island. . . .        45,000      8-13-85         12-16-94              Participating first
                               sq.ft.                                            mortgage loan (c)(d)

5. Spring Hill
    Fashion Corner
    shopping center
    West Dundee,
    Illinois. . . . . .        125,000     2-18-86         11-13-96              Participating first
                               sq.ft.                                            mortgage loan (d)(e)





-----------------------

  (a) The participating first mortgage loan secured by this property has been repaid.

  (b) Reference is made to the Notes for a description of the events resulting in the Partnership obtaining legal title to this property in November 1989.

  (c) Reference is made to the Notes for a description of the events resulting in the Partnership obtaining legal title to this property in December 1990.

  (d) This property has been sold. Reference is made to the Notes for a description of the sale of this real property investment.

  (e) Reference is made to the Notes for a description of the events resulting in the Partnership obtaining legal title to this property in May 1995.





     The Partnership's former commitments for mortgage investments were made in fiscal years 1983, 1984, 1985 and 1986. The Partnership's funding of a participating first mortgage loan secured by the Pineapple Place Apartments in Dallas, Texas and a description of the events resulting in the Partnership obtaining legal title to the Pineapple Place Apartments in November 1989 is described in the Notes. The Partnership's funding of a participating first mortgage loan secured by the Oak Court of Westmont Shopping Center in Westmont, Illinois is described in the Notes. The Partnership's funding of a participating first mortgage loan secured by the Ocean Technology Park Office Building in Middletown, Rhode Island and a description of the events resulting in the Partnership obtaining legal title to the Ocean Technology Park Office Building in December 1990 is described in the Notes. The Partnership's funding of a participating first mortgage loan secured by the Spring Hill Fashion Corner shopping center in West Dundee, Illinois and the subsequent acquisition of title to this property by the Partnership and its participating affiliated lenders is described in the Notes.

     The properties securing the Partnership's former mortgage investments were subject to competition from similar types of properties (including in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition was generally for the retention of existing tenants. Additionally, the properties were in competition for new tenants due to significant vacancies
which were present in the local market.   Approximate occupancy levels for
the property owned in 1996 are set forth in the table in Item 2 below to which reference is hereby made.

     On November 13, 1996, the Partnership, through JMB/Spring Hill Associates, sold the Spring Hill Fashion Corner which was the last remaining investment property of the Partnership. Reference is made to
Item 7 below and to the Notes for a further description of such transaction.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.






ITEM 2.  PROPERTIES

     The Partnership had made real estate investments in the five properties referred to under Item 1 above, to which reference is hereby made for a description of such investments.

     The following is a listing of the principal business or occupation carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's owned or reflected as owned investment property during 1996:

                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
Spring Hill
  Fashion Corner
  shopping center
  West Dundee,
  Illinois. . . . . . . . . .  Retail               94%*   94%    92%    75%   67%    93%   95%    N/A

_______________

     An N/A indicates that the property was not owned by the Partnership at the end of the  quarter.

     *  Reference is made to the Notes for a discussion of the presentation of this property as owned at March 31,
1995 although title did not transfer to the Partnership pursuant to a deed in lieu of foreclosure until May 1995.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1995.



                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 5,144 record holders of Interests in the Partnership. On December 31, 1996, the Partnership made a liquidating distribution to its limited partners including amounts to a liquidating trust established for the benefit of Holders of Interests and subsequently terminated its operations and dissolved effective December 31, 1996. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.







ITEM 6.  SELECTED FINANCIAL DATA

                                          JMB MORTGAGE PARTNERS, LTD.
                                            (A LIMITED PARTNERSHIP)

              YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                            AND YEARS ENDED DECEMBER 31, 1995, 1994, 1993 AND 1992
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $  2,099,747     1,567,512     2,056,527     2,963,381     2,696,006
                           ============  ============  ============  ============  ============
Operating earnings
 (loss) . . . . . . . . .  $    445,838       486,067       439,752       (45,355)     (236,818)
Venture partners'
 share of venture's
 operations . . . . . . .        59,434      (260,214)        --            --            --
                           ------------  ------------  ------------  ------------  ------------
Net operating
  earnings (loss) . . . .       505,272       225,853       439,752       (43,355)     (236,818)
Net gain on sales of
 investment properties. .         1,782         --          775,633         --             --
Net gain on repayment
 of mortgage note
 receivable . . . . . . .       423,000         --            --            --            --
                           ------------  ------------  ------------  ------------  ------------
      Net earnings
        (loss). . . . . .  $    930,054       225,853     1,215,385       (45,355)     (236,818)
                           ============  ============  ============  ============  ============
Net earnings (loss)
 per interest (b):
   Net operating
    earnings (loss) . . . $       12.69          5.30         10.21         (1.11)        (5.79)
   Net gain on sales
    of investment
    properties and
    repayment of
    mortgage note
    receivable. . . . . .          4.46         --            19.35         --            --
                           ------------  ------------  ------------  ------------  ------------
      Net earnings (loss)
       per interest . . .  $      17.15          5.30         29.56         (1.11)        (5.79)
                           ============  ============  ============  ============  ============
Total assets. . . . . . .  $  5,648,995    13,389,571    10,714,298    18,131,445    19,735,612
                           ============  ============  ============  ============  ============
Cash distributions
 per interest (c) . . . .  $      90.71         32.50        208.00         34.00         34.00
                           ============  ============  ============  ============  ============




--------------------

  (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (39,695) and the specified profit and loss allocations (as discussed in the Notes) between the Limited and General Partners.

  (c) Cash distributions from the Partnership are generally not equal to Partnership's income (loss) for either financial reporting or Federal income tax purposes. Each partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners.








ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $34,900,000 (after deducting selling expenses and other offering costs) with which to make investments in real estate primarily through participating first mortgage loans, to pay for legal fees and other costs related to such investments and for working capital. A portion of such proceeds was utilized to make the mortgage investments described in Item 1 above.

     During the second quarter of 1996, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 1,844 Interests in the Partnership at $120 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 672 Interests being purchased by such unaffiliated third party pursuant to such offer. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     SPRING HILL FASHION CORNER, WEST DUNDEE, ILLINOIS

     In October 1996, JMB/Spring Hill Associates (the "venture") finalized a contract for the sale of the Spring Hill Fashion Corner. On November 13, 1996, the venture sold the property to an unaffiliated third party for $9,200,000, all of which was received (less closing costs) in cash at
closing.   As a result of the sale, the venture recognized a loss for
Federal income tax reporting purposes of approximately $1,030,000. As the sale per the contract was estimated to result in a loss of approximately $775,000 for financial reporting purposes in 1996, as a matter of prudent accounting practice, the venture recognized a $775,000 provision for value impairment at September 30, 1996, of which $468,488 was allocated to the Partnership. When the sale of the property was completed in November 1996, the venture, after the effect of the September 1996 provision for value impairment, recognized a gain of approximately $3,000 for financial reporting purposes, of which approximately $1,800 was allocated to the Partnership.

     OAK COURT OF WESTMONT SHOPPING CENTER, WESTMONT, ILLINOIS

     Due to the property's previous high levels of vacancy, the borrower made only partial interest payments since July, 1989 to the extent of cash generated by the property. Since 1993, the Partnership, for financial reporting purposes, reflected all amounts collected as reductions in the carrying amount of the loan. The manager of the property, an affiliate of the borrower, deferred a portion of its management fees in order to increase the cash flow available to the Partnership. The borrower had been unable to either sell the property or obtain replacement long-term financing in order to repay the loan on its scheduled maturity date of January 14, 1995. The Partnership worked closely with the borrower in an effort to lease up previous vacant space at the property and assisted the borrower in obtaining replacement financing. During July 1996, the Partnership reached an agreement with the borrower to pay off the loan at a specified amount prior to December 31, 1996. Pursuant to such agreement, the Partnership received a $1,650,000 loan payoff, which consisted of $1,575,000 in cash in August and a $75,000 short-term promissory note which was paid in full in September 1996, as full repayment of the loan and any accrued but unpaid mortgage interest. Due to the Partnership's prior provisions for loan loss on this mortgage loan ($1,603,000 in the aggregate), such payoff resulted in a gain of $423,000 for financial reporting purposes but a loss of approximately $1,600,000 for Federal income tax reporting purposes in 1996.

     In connection with the liquidation and termination of the Partnership, the Corporate General Partner formed a liquidating trust into which all of the Partnership's remaining assets of $350,110, subject to liabilities, were transferred by means of the final liquidating distribution on December 31, 1996. Such transferred amount represents the maximum estimated potential obligation (including administrative costs) of the Partnership due to certain representations and warranties issued to the buyer of the Spring Hill Fashion Corner investment property. Although there can be no assurance, the Partnership does not expect to incur any amounts in connection with such representations and warranties (which are scheduled to expire six months from sale). The initial trustees of the liquidating trust are individuals who are officers of the Corporate General Partner. Each Holder of Interests in the Partnership is deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust will permit the realization of substantial cost savings in administrative and other expenses until the remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year, subject to extension under certain circumstances.

     The Spring Hill Fashion Corner was the remaining investment property of the Partnership. The Partnership made the final liquidating distribution of $5,648,995 (including $350,110 to the liquidating trust established for the benefit of the Holders of Interests, as discussed above) to the Holders of Interests. (The Partnership also distributed an additional $3,600,660 to the Limited Partners in 1996.) The Partnership terminated its affairs as of December 31, 1996.

RESULTS OF OPERATIONS

     Reference is made to the Notes for a description of certain of the participating first mortgage loans funded by the Partnership.

     The increase in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's retention of its share of the net proceeds from the sale of the Spring Hill Fashion Corner for the final liquidating distribution to the Holders of Interests in 1996.

     The decrease in interest, rents and other receivables (net of allowance for doubtful accounts), prepaid expenses, investment property, deferred costs, accounts payable, accrued real estate taxes, unearned rents, tenant security deposits and venture partners' equity in venture, at December 31, 1996 as compared to December 31, 1995 is the result of the Partnership's sale, through its consolidated venture, of the Spring Hill Fashion Corner in November, 1996 as described above.

     The decrease in mortgage note receivable at December 31, 1996 as compared to December 31, 1995 is attributable to the Partnership's receipt in 1996 of $1,650,000 representing an agreed upon settlement of the full mortgage obligation secured by the Oak Court at Westmont property as described above. Due to prior provisions for loan loss, such agreed upon settlement resulted in a $423,000 gain on repayment of the mortgage note receivable in 1996.

     The decrease in settlement note receivable at December 31, 1996 as compared to December 31, 1995 is the result of payments received in 1996 including the discounted payoff of $23,000 received by the Partnership in 1996 from one of the guarantors of the former loan secured by the Ocean Technology Park Office Building. Such discounted payoff also resulted in the $54,500 provision for loan loss in 1996.




     The decrease in amounts due to affiliates at December 31, 1996 as compared to December 31, 1995 is attributable primarily to certain reimbursable costs to affiliates of the General Partners at December 31, 1995 which were paid or written off in 1996.

     The decreases in interest income in 1996 and 1995 as compared to 1994 are attributable primarily to the Partnership's recording of the operations of the Spring Hill Fashion Corner as a consolidated venture in 1996 and 1995 as compared to interest recognition on the loan in 1994. An additional decrease in interest income for 1996 as compared to 1995 is attributable primarily to a decrease in the Partnership's average invested balance in interest-bearing cash equivalents due to the $1,835,000 distribution to the Limited and General Partners in May 1996, which included a special distribution of $40 per Interest to the Limited Partners as described above. An additional decrease in interest income in 1995 as compared to 1994 is primarily the result of an increase in interest earned on the Partnership's short-term investments in 1994, resulting from the temporary investment of the proceeds received from the sales of the Pineapple Place Apartments and the Ocean Technology Park Office Building in 1994.

     Rental income and property operating expenses decreased for 1996 as compared to 1995 due to a decrease in average occupancy at the Spring Hill Fashion Corner in 1996 prior to its sale in November, 1996. Rental income increased in 1995 as compared to 1994 primarily as a result of the Partnership's recording of the operations of the Spring Hill Fashion Corner as a consolidated venture, effective January 1, 1995. Such increase in rental income was substantially offset by decreases in rental income at the Pineapple Place Apartments and the Ocean Technology Park Office Building which were sold in August 1994 and December 1994, respectively. Property operating expenses decreased in 1996 and 1995 as compared to 1994 primarily as a result of the 1994 sales of the Pineapple Place Apartments and the Ocean Technology Park Office Building. Such decreases were substantially offset as a result of the Partnership's recording of the operations of the Spring Hill Fashion Corner as a consolidated venture, effective January 1, 1995.

     Other income of $934,658 in 1996 is due to the write-off, immediately prior to dissolution, of previously accrued but subordinated and deferred mortgage investment servicing fees.

     Depreciation expense decreased in 1996 as compared to 1995 due to the suspension of depreciation on the Spring Hill Fashion Corner effective July 1, 1996 as such property was classified as held for sale as of such date. Depreciation expense increased in 1995 as compared to 1994 primarily as a result of the Partnership's recording of the operations of the Spring Hill Fashion Corner as a consolidated venture, effective January 1, 1995. Such increase was partially offset by a decrease in depreciation expense in 1995 as a result of the August 1994 sale of the Pineapple Place Apartments.

     Mortgage investment servicing fees decreased in 1996 and 1995 as compared to 1994 as a result of the lenders (including the Partnership) obtaining legal title to the Spring Hill Fashion Corner in early May 1995.

     The increase in general and administrative expenses in 1996 as compared to 1995 is attributable primarily to an increase in costs for certain outsourcing services and printing expenses in 1996 and to costs incidental to the termination of the Partnership. The increase in general and administrative expenses in 1995 as compared to 1994 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates.





     Venture partners' share of venture's operations in 1996 and 1995 is attributable to the Partnership's recording of the operations of the Spring Hill Fashion Corner as a consolidated venture, effective January 1, 1995. The decrease in venture partners' share of venture's operations for 1996 as compared to 1995 is primarily the result of the venture partners' share of the $775,000 provision for value impairment recognized on the Spring Hill Fashion Corner as discussed above.

     The $1,782 gain on sale of investment property, net of venture partners' share, in 1996 is due to the sale of the Spring Hill Fashion Corner in November 1996 as discussed above. Gain on sale of investment properties of $775,633 in 1994 is attributable to the 1994 sales of the Pineapple Place Apartments and the Ocean Technology Park Office Building investment properties.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally had not had a material effect on rental income or property operating expenses.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      JMB MORTGAGE PARTNERS, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE



                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996
  (Immediately prior to final liquidating distribution) and December 31, 1995

Consolidated Statements of Operations, year ended
  December 31, 1996 (Immediately prior to final liquidating distribution) and years ended December 31, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts
  (Deficits), year ended December 31, 1996 (Immediately prior to final liquidating distribution) and years ended
  December 31, 1995 and 1994

Consolidated Statements of Cash Flows, year ended
  December 31, 1996 (Immediately prior to final liquidating distribution) and years ended December 31, 1995 and 1994

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


















                     INDEPENDENT AUDITORS' REPORT



The Partners
JMB MORTGAGE PARTNERS, LTD:

     We have audited the consolidated financial statements of JMB Mortgage Partners, Ltd. (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. and consolidated venture at December 31, 1996 (Immediately prior to the final liquidating distribution) and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.





                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 17, 1997








                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                   DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                            AND DECEMBER 31, 1995

                                                   ASSETS
                                                   ------
                                                                             1996             1995
                                                                         -----------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $ 5,648,995        2,410,051
  Interest, rents and other receivables
    (net of allowance for doubtful accounts
    of $53,855 in 1995) . . . . . . . . . . . . . . . . . . . . . . .          --             149,359
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --               8,377
                                                                         -----------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .      5,648,995        2,567,787
                                                                         -----------      -----------
Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           2,400,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .          --           7,233,901
                                                                         -----------      -----------
                                                                               --           9,633,901
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .          --             240,433
                                                                         -----------      -----------
          Total investment property,
            net of accumulated depreciation. . .. . . . . . . . . . .          --           9,393,468
Mortgage note receivable (net of allowance for loan
  losses of $1,145,000 in 1995) . . . . . . . . . . . . . . . . . . .          --           1,332,000
Settlement note receivable. . . . . . . . . . . . . . . . . . . . . .          --              86,500
Deferred costs (net of accumulated amortization
  of $79,369 in 1995) . . . . . . . . . . . . . . . . . . . . . . . .          --               9,816
                                                                         -----------      -----------
                                                                         $ 5,648,995       13,389,571
                                                                         ===========      ===========





                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $      --              20,116
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .          --              16,668
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          --             124,203
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .          --             957,006
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .          --           1,117,993
                                                                        ------------     ------------
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --              56,879
                                                                        ------------     ------------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .          --           1,174,872

Venture partners' subordinated equity in venture. . . . . . . . . . .          --           3,839,288

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .        722,778          473,672
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (723,778)        (667,968)
                                                                        ------------     ------------
                                                                               --            (193,296)
                                                                        ------------     ------------
  Limited partners (39,695 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .     34,918,348       34,918,348
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .     17,487,860       16,806,912
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (46,757,213)     (43,156,553)
                                                                        ------------     ------------
                                                                           5,648,995        8,568,707
                                                                        ------------     ------------
          Total partners' capital accounts. . . . . . . . . . . . . .      5,648,995        8,375,411
                                                                        ------------     ------------
                                                                        $  5,648,995       13,389,571
                                                                        ============     ============

                         See accompanying notes to consolidated financial statements




                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

             YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)

                                 AND YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 1,024,861        1,438,070       1,218,027
  Interest income . . . . . . . . . . . . . . . . .         140,228          129,442         838,500
  Other income. . . . . . . . . . . . . . . . . . .         934,658            --              --
                                                        -----------      -----------     -----------
                                                          2,099,747        1,567,512       2,056,527
                                                        -----------      -----------     -----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . .         124,737          240,433         172,832
  Property operating expenses . . . . . . . . . . .         317,488          562,092         687,977
  Mortgage investment servicing fees. . . . . . . .          18,112           48,661          89,081
  Professional services . . . . . . . . . . . . . .         102,909           61,971          60,937
  Amortization of deferred costs. . . . . . . . . .          10,922            1,809           3,698
  General and administrative. . . . . . . . . . . .         250,241          166,479         118,250
  Provisions for loan losses. . . . . . . . . . . .          54,500            --            159,000
  Provisions for value impairment . . . . . . . . .         775,000            --            325,000
                                                        -----------      -----------     -----------
                                                          1,653,909        1,081,445       1,616,775
                                                        -----------      -----------     -----------
          Operating earnings (loss) . . . . . . . .         445,838          486,067         439,752
Venture partners' share of venture's
  operations. . . . . . . . . . . . . . . . . . . .          59,434         (260,214)          --
                                                        -----------      -----------     -----------
          Net operating earnings (loss) . . . . . .         505,272          225,853         439,752
Gain on sales of investment properties,
  net of venture partners' share of $1,166
  in 1996 . . . . . . . . . . . . . . . . . . . . .           1,782            --            775,633
Gain on repayment of mortgage note
  receivable. . . . . . . . . . . . . . . . . . . .         423,000            --              --
                                                         -----------     -----------     -----------
          Net earnings (loss) . . . . . . . . . . .      $  930,054          225,853       1,215,385
                                                         ===========     ===========     ===========





                                         JMB MORTGAGE PARTNERS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)


                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Net earnings (loss) per limited partnership
  interest:
    Net operating earnings (loss) . . . . . . . . .    $      12.69             5.30           10.21
    Net gain on sales of investment properties
      and repayment of mortgage note receivable . .            4.46           --               19.35
                                                        -----------      -----------     -----------

          Net earnings (loss) . . . . . . . . . . .     $     17.15             5.30           29.56
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




                                          JMB MORTGAGE PARTNERS, LTD.
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

              YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                  AND YEARS ENDED DECEMBER 31, 1995 AND 1994

                             GENERAL PARTNERS                            LIMITED PARTNERS (39,695 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                          NET                                  NET OF       NET
              CONTRI-   EARNINGS      CASH                    OFFERING    EARNINGS     CASH
              BUTIONS    (LOSS)   DISTRIBUTIONS     TOTAL      COSTS       (LOSS)  DISTRIBUTIONS     TOTAL
              -------  ---------- -------------  ----------------------  -----------------------  -----------
Balance
 at Decem-
 ber 31,
 1993 . . . .  $1,000      416,195    (618,247)    (201,052)34,918,348   15,423,151 (33,609,936)  16,731,563

Net earnings
 (loss) . . .    --         42,131        --         42,131      --       1,173,254       --       1,173,254

Cash distri-
 butions
 ($208.00
 per limited
 partnership
 interest). .    --          --        (34,375)     (34,375)     --           --     (8,256,560)  (8,256,560)
               ------   ----------   ----------   --------------------   ----------  ----------   ----------

Balance
 at Decem-
 ber 31,
 1994 . . . .   1,000      458,326    (652,622)    (193,296)34,918,348   16,596,405 (41,866,496)   9,648,257

Net earnings
 (loss) . . .    --         15,346        --         15,346      --         210,507       --         210,507

Cash distri-
 butions
 ($32.50
 per limited
 partnership
 interest). .    --          --        (15,346)     (15,346)     --           --     (1,290,057)  (1,290,057)
               ------   ----------   ----------   --------------------   ----------  ----------   ----------




                                          JMB MORTGAGE PARTNERS, LTD.
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                             GENERAL PARTNERS                             LIMITED PARTNERS (39,695 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                          NET                                  NET OF       NET
              CONTRI-   EARNINGS      CASH                    OFFERING    EARNINGS     CASH
              BUTIONS    (LOSS)   DISTRIBUTIONS     TOTAL      COSTS       (LOSS)  DISTRIBUTIONS     TOTAL
              -------  ---------- -------------  ----------------------  -----------------------  -----------
Balance at
 Decem-
 ber 31,
 1995 . . . .   1,000      473,672    (667,968)    (193,296)34,918,348   16,806,912 (43,156,553)   8,568,707

Net earnings
 (loss) . . .    --        249,106       --         249,106      --         680,948       --         680,948

Cash distri-
 butions
 ($90.71
 per limited
 partnership
 interest). .    --         --         (55,810)     (55,810)     --           --     (3,600,660)  (3,600,660)
               ------   ----------   ----------   --------- ----------   ----------  ----------   ----------
Balance at
 Decem-
 ber 31,
 1996 . . . .  $1,000      722,778    (723,778)       --    34,918,348   17,487,860 (46,757,213)   5,648,995
               ======   ==========   ==========   ========= ==========   ==========  ==========   ==========













                         See accompanying notes to consolidated financial statements.




                                          JMB MORTGAGE PARTNERS, LTD.
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                  AND YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
   Net earnings (loss). . . . . . . . . . . . . . .     $   930,054          225,853       1,215,385
   Items not requiring (providing) cash
     or cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . .         124,737          240,433         172,832
      Amortization of deferred costs. . . . . . . .          10,922            1,809           3,698
      Provisions for loan losses. . . . . . . . . .          54,500            --            159,000
      Provisions for value impairment . . . . . . .         775,000            --            325,000
      Venture partners' share of venture's
        operations and gain on sale . . . . . . . .         (58,268)         260,214           --
      Total gain on sales of investment properties.          (2,948)           --           (775,633)
      Gain on repayment of mortgage note
        receivable. . . . . . . . . . . . . . . . .        (423,000)           --              --
  Changes in:
   Interest, rents and other receivables. . . . . .         149,359         (116,290)        (17,999)
   Amount due from affiliate. . . . . . . . . . . .           --             302,250        (302,250)
   Prepaid expenses . . . . . . . . . . . . . . . .           8,377           (8,377)          --
   Deferred interest receivable . . . . . . . . . .           --                  48         166,203
   Accounts payable . . . . . . . . . . . . . . . .         (20,116)         (10,566)          1,394
   Unearned rents . . . . . . . . . . . . . . . . .         (16,668)          16,668           --
   Accrued real estate taxes. . . . . . . . . . . .        (124,203)         124,203        (184,930)
   Amounts due to affiliates. . . . . . . . . . . .        (957,006)          25,114        (433,056)
   Other current liabilities. . . . . . . . . . . .           --               --            (21,768)
   Tenant security deposits . . . . . . . . . . . .         (56,879)          56,879           --
                                                        -----------      -----------     -----------
       Net cash provided by (used in)
         operating activities . . . . . . . . . . .         393,861        1,118,238         307,876
                                                        -----------      -----------     -----------





                                          JMB MORTGAGE PARTNERS, LTD.
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . .           --           1,954,452         458,883
  Additions to investment properties. . . . . . . .        (383,258)         (40,600)        (30,822)
  Reduction in loan carrying value due to
    borrower payments . . . . . . . . . . . . . . .         105,000          100,000         115,000
  Cash proceeds from repayment of mortgage
    note receivable . . . . . . . . . . . . . . . .       1,650,000            --              --
  Payments received on settlement note from
    former loan guarantor . . . . . . . . . . . . .          32,000            5,000          20,000
  Cash proceeds from sales of investment
    properties, net of selling expenses . . . . . .       9,011,854            --          8,019,910
  Payment of deferred costs . . . . . . . . . . . .        (133,023)         (11,625)          --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      10,282,573        2,007,227       8,582,971
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . .           --            (296,763)        296,763
  Distributions to venture partners . . . . . . . .      (3,781,020)        (217,525)          --
  Distributions to limited partners . . . . . . . .      (3,600,660)      (1,290,057)     (8,256,560)
  Distributions to general partners . . . . . . . .         (55,810)         (15,346)        (34,375)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (7,437,490)      (1,819,691)     (7,994,172)
                                                        -----------      -----------     -----------
          Net increase (decrease)
           in cash and cash equivalents . . . . . .       3,238,944        1,305,774         896,675
  Cash and cash equivalents,
    beginning of year . . . . . . . . . . . . . . .       2,410,051        1,104,277         207,602
                                                        -----------      -----------     -----------
  Cash and cash equivalents,
    end of year . . . . . . . . . . . . . . . . . .     $ 5,648,995        2,410,051       1,104,277
                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $     --               --              --
                                                        ===========      ===========     ===========




                                          JMB MORTGAGE PARTNERS, LTD.
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1996            1995            1994
                                                        -----------      -----------     -----------
  Non-cash investing and financing activities:
    Balance due on mortgage note receivable . . . .     $     --           6,063,135           --
    Deferred interest receivable. . . . . . . . . .           --             735,567           --
    Provision for loan loss . . . . . . . . . . . .           --          (1,002,000)          --
    Capitalized costs . . . . . . . . . . . . . . .           --               6,699           --
    Venture partners' interests . . . . . . . . . .           --           3,796,599           --
                                                        -----------      -----------     -----------
          Net initial carrying value of invest-
            ment property . . . . . . . . . . . . .     $     --           9,600,000           --
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




                      JMB MORTGAGE PARTNERS, LTD.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     YEAR ENDED DECEMBER 31, 1996
        (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
              AND YEARS ENDED DECEMBER 31, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held an investment portfolio of a first mortgage loan and (through a joint venture) an investment in commercial real estate in the state of Illinois. Business activities consisted of collections of interest and principal on such loan and, with respect to its investment in real estate, rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Corner was determined to have been in-substance foreclosed and, since it was majority-owned by the Partnership, was reclassified as a consolidated joint venture at its estimated fair value. In early May 1995, the lenders (including the Partnership) obtained legal title to the property. The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1996 (immediately prior to final liquidating distribution) and 1995 is summarized as follows:







                                                   1996                              1995
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     -----------

Total assets. . . . . . . . . . . .    $ 5,648,995        5,648,995       13,389,571      15,981,653

Partners' capital accounts
  (deficits):
     General Partners . . . . . . .          --               --            (193,296)          8,598
     Limited Partners . . . . . . .      5,648,995        5,648,995        8,568,707      15,962,448

Net earnings (loss):
     General Partners . . . . . . .        249,106          (12,581)          15,346         (19,773)
     Limited Partners . . . . . . .        680,948       (2,139,667)         210,507        (819,799)

Net earnings (loss) per limited
  partnership interest. . . . . . .          17.15           (53.90)            5.30          (20.65)
                                        ==========       ===========      ===========     ===========





     The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (39,695). Also, because net earnings (loss) is computed immediately prior to dissolution, Holders of Interests may have, on dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may have differed from these estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated
according to the classifications specified in the pronouncement.   In
addition, the Partnership recorded amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none and $2,305,805 at December 31, 1996 and 1995, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs consisted primarily of costs in connection with mortgage investments which were amortized over the terms of the related agreements using the straight-line method and lease commissions which are amortized over the terms of the related leases using the straight-line method.

     No provision for state or Federal income taxes had been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

     Depreciation on the Partnership's investment properties had been provided over the estimated useful lives of the various components as follows:
                                                       Years
                                                      ------
     Building and improvements - straight-line           30
     Personal property - straight-line                  5-7
                                                        ===

     Maintenance and repairs were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

          The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated.




Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

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

     In May 1994, the Partnership reached an agreement in principle with a potential purchaser regarding the sale of the Pineapple Place Apartments and in August 1994, this sale was consummated. The sale price was $7,535,000 which was paid in cash at closing, net of selling expenses and prorations. The sale resulted in a gain of $75,734 for financial reporting purposes due primarily to the $325,000 provision for value impairment recognized by the Partnership in June 1994 in contemplation of this sale. In addition, the Partnership reported a loss on sale of approximately $570,000 for Federal income tax reporting purposes in 1994. The Partnership distributed $180 per interest to the Limited Partners in 1994 from the proceeds of this sale.

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

To the extent that the amounts the borrower owed the Partnership (including the delinquent amounts), exceeded the fair market value of the property, the Partnership pursued enforcement of the guaranty from the general partners of the borrower.

     In September 1991, the Partnership obtained a judgment in the amount of approximately $1,679,000 against the general partners of the borrower. In 1992, one of the three general partners of the borrower filed for protection under Chapter VII of the bankruptcy laws. The bankruptcy court subsequently notified the Partnership that the debtor had no assets to satisfy the judgment and that the bankruptcy claims were discharged. Effective January 1, 1993, settlement agreements were reached between the Partnership and the two other general partners ("guarantors") of the borrower. Pursuant to one of the settlement agreements, a promissory note for $125,000 was issued by one of the guarantors to the Partnership. Accordingly, the Partnership recognized $125,000 as settlement income in 1993. The note provided for annual principal payments (to be made not less frequently than monthly) to the Partnership totaling $25,000 in the year commencing April 1, 1993 and ending March 31, 1994, $30,000 in the year ending March 31, 1995, and $35,000 in each of the final two years ending March 31, 1996 and 1997, respectively. The aforementioned scheduled principal payments were subject to earlier payment under certain circumstances. The note provided for prepayment in whole or in part at any time without penalty. This guarantor was current in the monthly payments to the Partnership through August 31, 1994. As the Partnership had not received any subsequent payments which were due for 1994, 1995 and 1996, the Partnership contacted the guarantor and agreed to a discounted payoff of all amounts due regarding these delinquent amounts. In December 1996, the Partnership received $23,000 as a final settlement of the promissory note and recognized a provision for loan loss of $54,500.

     Pursuant to the other settlement agreement, a promissory note for $300,000 (subject to reduction to $125,000 if no default had occurred) was issued by the other guarantor to the Partnership. The note provided for monthly principal payments totaling $15,000 in calendar year 1994, $20,000 in 1995, $25,000 in 1996, and $65,000 in calendar year 1997. The note also provided for simple annual accrued interest of 5% in calendar years 1993 and 1994, 6% in 1995, and 7% in calendar years 1996 and 1997, all such accrued interest payable on December 31, 1997. The aforementioned scheduled principal payments were subject to earlier payment under certain circumstances. The note provided for prepayment in whole or in part any time without penalty. As the guarantor in this settlement agreement had not made any payments (which were to commence January, 1994), as a matter of prudent accounting practice, the Partnership recognized income from this settlement only as collected. Although default notices were sent to the guarantor, no amounts were collected on this settlement agreement and all efforts to collect ceased as of the termination of the Partnership.

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

     In December 1994, the Partnership sold the Ocean Technology Park Office Building for a sale price of $750,000, all of which was paid in cash at closing, net of selling expenses and prorations. The sale resulted in a gain of $699,899 for financial reporting purposes due primarily to the provisions for value impairment recorded in 1991 and 1993 totaling $2,680,000. In addition, the Partnership reported a loss of approximately $2,083,000 for Federal income tax reporting purposes in 1994. The Partnership distributed $20 per interest to the Limited Partners in 1995 from the proceeds of this sale.

     SPRING HILL FASHION CORNER, WEST DUNDEE, ILLINOIS

     In February 1986, the Partnership committed to participate in the funding of a participating first mortgage loan in the maximum amount of $11,000,000 secured by the Spring Hill Fashion Corner shopping center located in West Dundee, Illinois. The total amount funded under this loan was $10,030,000 (of which the Partnership's share was $6,063,135 (60.45%)).

The other two participating lenders were JMB Mortgage Partners, Ltd.-II and JMB Mortgage Partners, Ltd.-III, both of which were or are affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January




1988, two $250,000 irrevocable and unconditional letters of credit (which were to expire December 31, 1994 and January 15, 1995, respectively), upon which the lenders could draw in the event a default occurred under the loan. The aforementioned letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

     Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $902,000) and the principal balance of the loan ($6,063,135), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective December 1, 1991 and made provisions for loan loss of $523,000 in 1992, $320,000 in 1993 and $159,000 in 1994, bringing the total provision for loan loss on this loan to $1,002,000, which was reflected in the accompanying consolidated financial statements for December 31, 1994.

     The borrower defaulted in its scheduled basic interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December 1994. An affiliate of the lenders took control of the property's funds in January 1995 and was managing the property under an agreement which provided for a maximum fee equal to 6% of the property's gross receipts (such fee including compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and had accounted for its investment as a consolidated joint venture. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $1,171,000 in 1995 as a result of this transaction.

     The terms of Spring Hill's partnership agreement provided generally that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses were to be distributed or allocated to the partners in their respective ownership percentages (60.45% to the Partnership).

     In October 1996, Spring Hill finalized a contract for the sale of the Spring Hill Fashion Corner. On November 13, 1996, the venture sold the property to an unaffiliated third party for $9,200,000, all of which was
received (less closing costs) in cash at closing.   As a result of the
sale, the venture recognized a loss for Federal income tax reporting purposes of approximately $1,030,000. As the sale per the contract was estimated to result in a loss of approximately $775,000 for financial reporting purposes in 1996 as a matter of prudent accounting practice, the venture recognized a $775,000 provision for value impairment at September 30, 1996, of which $468,488 was allocated to the Partnership. When the sale of the property was completed in November 1996, the venture, after the effect of the September 1996 provision for value impairment, recognized a gain of approximately $3,000 for financial reporting purposes, of which approximately $1,800 was allocated to the Partnership.

     As Spring Hill had committed to a plan to sell the property, the property was classified as held for sale as of July 1, 1996 and therefore was not subject to continued depreciation. The results of operations of the property included in the accompanying consolidated financial statements were a net operating loss of $90,841 and net operating earnings of $397,722 for the years ended December 31, 1996 and 1995, respectively. The property was not reflected as owned by the Partnership and its affiliated lenders prior to January 1, 1995 as described above.

     OAK COURT OF WESTMONT SHOPPING CENTER, WESTMONT, ILLINOIS

     The Partnership funded $2,845,000 on a participating first mortgage loan secured by a shopping center in Westmont, Illinois in January 1985.




The loan bore basic interest at the rate of 13% per annum and provided for monthly payments of interest only. The loan also provided for simple accrued interest of 3.8% per annum, payable upon prepayment or at maturity.

The Partnership was also entitled to participation in annual gross receipts (as defined) of the shopping center and to participate in increases in the value of the shopping center.

     Due to the property's previous high levels of vacancy, the borrower made only partial interest payments since July 1989 to the extent of cash generated by the property. Since 1993, the Partnership, for financial reporting purposes, reflected all amounts collected as reductions in the carrying amount of the loan. The manager of the property, an affiliate of the borrower, deferred a portion of its management fees in order to increase the cash flow available to the Partnership. The borrower had been unable to either sell the property or obtain replacement long-term financing in order to repay the loan on its scheduled maturity date of January 14, 1995. The Partnership worked closely with the borrower in an effort to lease up previous vacant space at the property and assisted the borrower in obtaining replacement financing. During July 1996, the Partnership reached an agreement with the borrower to pay off the loan at a specified amount prior to December 31, 1996. Pursuant to such agreement, the Partnership received a $1,650,000 loan payoff, which consisted of $1,575,000 in cash in August and a $75,000 short-term promissory note which was paid in full in September 1996, as full repayment of the loan and any accrued but unpaid mortgage interest. Due to the Partnership's prior provisions for loan loss on this mortgage loan ($1,603,000 in the aggregate), such payoff resulted in a gain of $423,000 for financial reporting purposes but a loss of approximately $1,600,000 for Federal income tax reporting purposes in 1996.

LEASES - AS PROPERTY LESSOR

     The Partnership had determined that all leases relating to the Spring Hill Fashion Corner were properly classified as operating leases; therefore, rental income was reported when earned and the costs of the property, excluding the cost of land, were depreciated over its estimated useful life. Leases with tenants ranged in term from one to ten remaining years and provided for fixed minimum rent and partial reimbursement of operating costs. In addition, certain leases provided for either additional rent based upon percentages of tenant sales volumes or provided for annual increases in fixed minimum rents.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated as follows: net profits were allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash flow actually distributed to the General Partners, with the Limited Partners being allocated the remaining net profits; net losses were allocated 97% to the Limited Partners and 3% to the General Partners. Net profits from the repayment or other disposition of mortgage investments were allocated first to the General Partners in an amount equal to the greater of any cash distributions to the General Partners from the proceeds of any such repayment or other disposition (as described below) or 1% of the net profits from the repayment or other disposition. However, during 1996, a reallocation of current year's gain on repayment of mortgage note receivable was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings. Net losses from the repayment or other disposition of mortgage investments were allocated 3% to the General Partners. The remaining net profits and losses from the repayment or other disposition of mortgage investments were allocated to the Limited Partners.

     The General Partners were not required to make any capital contribu-tions upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership were made 97% to the Limited Partners and 3% to the General Partners. Distributions of "repayment proceeds" were to be made 97% to the Limited Partners until the Limited Partners had received their contributed capital plus a stipulated return thereon, with the remainder of such 97% distribution, subject to the General Partners' receipt of any deficiency in its cumulative, non-compounded mortgage investment servicing fee, to be distributed 15% to the General Partners and 85% to the Limited Partners. The remaining 3% of all distributions of repayment proceeds were distributable to the General Partners. However, upon completion of the liquidation of the Partnership and final distribution of all Partnership funds, all previous distributions of sale and repayment proceeds to the General Partners were to be recontributed to the Partnership to the extent that the Limited Partners had not received sale and repayment proceeds equal to their initial capital investment. Since, upon termination and liquidation of the Partnership, the Limited Partners did not receive total sale and repayment proceeds equal to their initial capital investment, the General Partners did not share in any of their previously deferred distributions of sale and repayment proceeds. Of the cumulative distributions of $46,757,213 paid to the Limited Partners $1,790,821 represented an 8.5% annual return to the Limited Partners for the period during which the Limited Partners' subscription proceeds were held in escrow through January 31, 1984, $21,613,928 represented distributions of repayment and sale proceeds to the Limited Partners resulting from the repayment in February 1987 of the first mortgage loan secured by the Lincoln Park Apartments and the repayment in August 1996 of the first mortgage loan secured by the Oak Court of Westmont Shopping Center and the sales of the Pineapple Place Apartments in August 1994 and the Ocean Technology Park Office Building in December 1994 and $23,352,464 represents distributions of net cash flow for periods subsequent to January 31, 1984. The Partnership made a final liquidating distribution of $5,648,995 to the Holders of Interests (including $350,110 to the liquidating trust established for the benefit of the Holders of Interests, as previously discussed). The General Partners' cumulative distributions of $723,778 represented distributions of net cash flow.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses incurred and paid by the Partnership to the General Partners and their affiliates for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                             1996       1995       1994       1996
                           -------    -------    -------   ------------
Property management
 fees . . . . . . . .      $36,685     51,210     65,052        --
Insurance commissions        1,433      4,506      2,864        --
Reimbursement (at cost)
 for accounting
 services . . . . . .        5,671     40,452     56,647        --
Reimbursement (at cost)
 for portfolio
 management services.       17,272     22,618     15,223        --
Reimbursement (at cost)
 for legal services .        6,247      1,319      3,216        --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket
 expenses . . . . . .        4,454     68,768      1,732        --
                           -------    -------    -------      -------
                           $71,762    188,873    144,734        --
                           =======    =======    =======      =======




     An affiliate of the General Partners earned and received leasing commissions totaling $27,589 in 1996 in connection with certain leases at the Spring Hill Fashion Corner.

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $42,296 that had not previously been reimbursed.

     The Partnership was obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1% of the amount funded by the Partnership on mortgage investments.

The servicing fee was calculated from the date the Partnership funded the mortgage investment. Payment of one-half of the fee was subordinated to the receipt by the Limited Partners of a stipulated rate of return on their capital accounts. Such subordinated amounts previously accrued in the amount of approximately $935,000 were written off to other income in 1996.

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

     The General Partners had previously deferred payment of their share of distributions of repayment and sale proceeds amounting to $831,790. Due to the terms of the Partnership Agreement, the General Partners are not entitled to these amounts upon liquidation and termination of the Partnership.






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during fiscal year 1995 and 1996.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which was owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB had responsibility for all aspects of the Partnership's operations, subject to the requirement that all mortgage investments and all dispositions thereof (including by sale or exchange) were required to be approved by the Associate General Partner of the Partnership, AGPP
Associates, L.P.   AGPP Associates, L.P., an Illinois limited partnership
with JMB as its sole general partner, was directed by a majority in interest of its limited partners (who were generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any mortgage investment of the Partnership or the disposition thereof.

    The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates were engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who were engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons who did business with the General Partners or their affiliates.
The General Partners and their affiliates were in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership could be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors had been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership - XVI ("Carlyle- XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd. - IV ("Mortgage Partners -IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI, ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")) Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.




     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Center, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June 1971, and served as an Executive Vice President of JMB until December 1990.

 He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 50) has been associated with JMB since December 1970, and served as an Executive Vice President of JMB until December 1990.

Mr. Schreiber is a director of USC, Inc. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February
1984.   He holds a JD degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. In 1996, 1995 and 1994, cash distributions of $55,810, $15,346 and $34,375 were paid, respectively, to the General Partners. The General Partners were allocated taxable loss of $12,581 in 1996.

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     Urban Retail Properties Company, an affiliate of the Corporate General Partner, provided property management services to the Partnership for 1996 for the Spring Hill Fashion Corner. In 1996, such affiliate earned property management fees of $36,685 and leasing fees of $27,589 for such services. As set forth in the Prospectus of the Partnership, the Corporate General Partner had to negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a residential property and in no event greater than 6% of the gross income from a commercial property where the property manager performed leasing services), and such agreements had to be terminable by either party thereto, without penalty upon 60 days' notice.

     JMB Insurance Agency, Inc. an affiliate of the Corporate General Partner of the Partnership, received insurance brokerage commissions in 1996 aggregating $1,433 in connection with providing insurance coverage for the Spring Hill Fashion Corner. Such commissions were at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner and its affiliates were reimbursed (at cost) in 1996 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $5,671, $17,272, $6,247 and $4,454, respectively. Also, during 1995, the
Partnership recognized and paid certain 1994 administrative charges to the Corporate General Partner and its affiliates of approximately $42,296 that had not previously been reimbursed.

     The Partnership was obligated to pay (not more often than monthly) mortgage investment servicing fees to the General Partners at an annual rate of 1% of the amount funded by the Partnership on mortgage investments.

The servicing fee was calculated from the date the Partnership funds the mortgage investment. Payment of one-half of the fee was subordinated to the receipt by the Limited Partners of a stipulated rate of return on their current capital accounts. Such subordinated amounts previously accrued in the amount of approximately $935,000 were written off to other income in 1996.

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





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership (immediately prior to final liquidating distribution).

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner owned as a group the following Interests of the Partnership:

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

     No officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operation of which would have resulted in a change in control of the Partnership.





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

                  3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's report for September 30, 1996, as amended, on Form 10-Q/A (File No. 2-79095) dated November 8, 1996.

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




                  10-C. Promissory Notes for the Spring Hill Fashion
                        Center, dated February 13, 1986, between Spring Hill Associates, an Ohio general partnership, and JMB Mortgage Partners, Ltd.-III, an Illinois limited partnership, with requisite exhibits, as filed with the Partnership's Report on Form 8-K (File No. 2-79095) for February 18, 1986 is incorporated herein by reference.

                  10-D. Participation Agreement for the Spring Hill
                        Fashion Center, dated February 13, 1986, between JMB Mortgage Partners, Ltd.-III, JMB Mortgage Partners, Ltd. and JMB Mortgage Partners, Ltd.-II, all Illinois limited partnerships, as filed with the Partnership's Report on Form 8-K File No. 2-79095) for February 18, 1986 is incorporated herein by reference.

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

                  10-G. Real Property Purchase Agreement between
JMB/Spring Hill Associates and Inland Real Estate Corporation, dated October 14, 1996, as amended October 29, 1996 is hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 2-79095) dated November 13, 1996.

                  24.   Powers of Attorney

                  27.   Financial Data Schedule

        (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                  The Partnership's report on Form 8-K (File No. 2-79095) for November 13, 1996 describing the sale of the Spring Hill Fashion Corner was filed. No financial statements were required to be filed therewith.

     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.









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

                        JMB MORTGAGE PARTNERS, LTD.

                        By:     JMB Realty Corporation
                                Corporate General Partner


                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Senior Vice President
                        Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By:     JMB Realty Corporation
                                Corporate General Partner

                                JUDD D. MALKIN*
                        By:     Judd D. Malkin, Chairman and
                                Chief Financial Officer
                        Date:   March 21, 1997

                                NEIL G. BLUHM*
                        By:     Neil G. Bluhm, President and Director
                        Date:   March 21, 1997

                                H. RIGEL BARBER*
                        By:     H. Rigel Barber, Chief Executive Officer
                        Date:   March 21, 1997

                                GLENN E. EMIG*
                        By:     Glenn E. Emig, Chief Operating Officer
                        Date:   March 21, 1997


                                GAILEN J. HULL
                        By:     Gailen J. Hull, Senior Vice President
                                Principal Accounting Officer
                        Date:   March 21, 1997

                                A. LEE SACKS*
                        By:     A. Lee Sacks, Director
                        Date:   March 21, 1997

                        By:     STUART C. NATHAN*
                                Stuart C. Nathan,
                                Executive Vice President and Director
                        Date:   March 21, 1997

                        *By:    GAILEN J. HULL,
                                Pursuant to a Power of Attorney

                                GAILEN J. HULL
                        By:     Gailen J. Hull, Attorney-in-Fact
                        Date:   March 21, 1997






                      JMB MORTGAGE PARTNERS, LTD.

                             EXHIBIT INDEX



                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE    PAGE
                                              -------------   ----
3-A.      Pages 7-9, 41-42 and A-6
          to A-9 of the Prospectus
          of the Partnership dated
          December 3, 1982                             Yes

3-B.      Amended and Restated Agreement
          of Limited Partnership                       Yes

3-C.      Acknowledgement of rights and                Yes
          duties of General Partners
          of the Partnership

10-A.     Promissory Note ($2,495,000),
          dated January 14, 1985                       Yes

10-B.     Promissory Note ($350,000),
          dated January 14, 1985                       Yes

10-C.     Promissory Notes, dated
          February 13, 1986                            Yes

10-D.     Participation Agreement,
          dated February 13, 1986                      Yes

10-E.     Agreement for Deed in Lieu
          of Foreclosure, dated
          April 4, 1995                                Yes

10-F.     General Partnership Agree-
          ment for JMB/Spring Hill
          Associates, dated May 1, 1995                Yes

10-G.     Real Property Purchase Agreement
          relating to the sale of the
          Spring Hill Fashion Corner                   Yes

24.       Powers of Attorney                           No

27.       Financial Data Schedule                      No