Form 10-K405
period 1997-06-12
JMB MORTGAGE PARTNERS LTD
filed 1997-07-07
CIK 706074

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the period from
January 1, 1997 to
June 12, 1997                          Commission file number 2-79095



                 JMB MORTGAGE PTNRS, LTD LIQUIDATING TRUST
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

JMB Mortgage Ptnrs, Ltd Liquidating Trust is the transferee of the remaining funds of JMB Mortgage Partners, Ltd. and files reports under JMB Mortgage Partners, Ltd's Commission file number.

The information set forth in this Form 10-K has been included in accordance with the no-action position granted by the Division of Corporate Finance of the Securities and Exchange Commission by letter dated April 24, 1997.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                 JMB MORTGAGE PTNRS, LTD LIQUIDATING TRUST

                                   INDEX


                                                             Page
                                                             ----

Balance Sheets, June 12, 1997
  (Immediately prior to termination) and
  December 31, 1996. . . . . . . . . . . . . . . . . . . . .    1

Statement of Operations, for the period
  from January 1, 1997 to June 12, 1997
  (Immediately prior to termination) . . . . . . . . . . . .    2

Statement of Beneficiaries' Accounts,
  for the period from January 1, 1997 to
  June 12, 1997 (Immediately prior to termination) . . . . .    3

Statement of Cash Flows, for the period
  from January 1, 1997 to June 12, 1997
  (Immediately prior to termination) . . . . . . . . . . . .    4

Notes to Financial Statements. . . . . . . . . . . . . . . .    5

Signatures   . . . . . . . . . . . . . . . . . . . . . . . .    7



ITEMS NOT INCLUDED:

     All other items pursuant to Form 10-K have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                 JMB MORTGAGE PTNRS, LTD LIQUIDATING TRUST

                              Balance Sheets

             June 12, 1997 (Immediately prior to termination)
                           and December 31, 1996

                                (Unaudited)


                                  Assets
                                  ------

                                                  1997           1996
                                                --------       --------

Cash . . . . . . . . . . . . . . . . . . .      $248,491        350,110
                                                --------       --------

                                                $248,491        350,110
                                                ========       ========


                  Liabilities and Beneficiaries' Accounts
                  ---------------------------------------

Beneficiaries' accounts (39,695 shares):
 Shares of beneficial interest . . . . . .      $350,110        350,110
 Trust disbursements in excess
    of receipts. . . . . . . . . . . . . .      (101,619)         --
                                                --------       --------

        Total beneficiaries' accounts. . .       248,491        350,110
                                                --------       --------

                                                $248,491        350,110
                                                ========       ========































              See accompanying notes to financial statements.

                 JMB MORTGAGE PTNRS, LTD LIQUIDATING TRUST

                          Statement of Operations

                  For the period from January 1, 1997 to
             June 12, 1997 (Immediately prior to termination)

                                (Unaudited)


Income:
  Interest income. . . . . . . . . . . . . . . . . . . .       $  4,019
                                                               --------

                                                                  4,019
                                                               --------

Expenses:
  Professional services. . . . . . . . . . . . . . . . .         19,093
  Administrative expenses. . . . . . . . . . . . . . . .         55,111
                                                               --------

                                                                 74,204
                                                               --------

          Net loss . . . . . . . . . . . . . . . . . . .       $(70,185)
                                                               ========

Net loss per share of beneficial interest. . . . . . . .       $  (1.77)
                                                               ========






































              See accompanying notes to financial statements.

                 JMB MORTGAGE PTNRS, LTD LIQUIDATING TRUST

                   Statement of Beneficiaries' Accounts

                  For the period from January 1, 1997 to
             June 12, 1997 (Immediately prior to termination)

                                (Unaudited)




                                                       Shares of
                                                  Beneficial Interest
                                              -------------------------
                                                Shares         Amount
                                              ----------     ----------

Balance at December 31, 1996,
  (represented by the December 31,
  1996 transfer of funds from
  JMB Mortgage Partners, Ltd.) . . . . . .        39,695       $350,110

Net loss . . . . . . . . . . . . . . . . .         --           (70,185)

Payments of tenant allowances. . . . . . .         --           (31,434)
                                              ----------       --------

Balance at June 12, 1997 . . . . . . . . .        39,695       $248,491
  (immediately prior to termination)          ==========       ========






































              See accompanying notes to financial statements.

                 JMB MORTGAGE PTNRS, LTD LIQUIDATING TRUST

                          Statement of Cash Flows

                  For the period from January 1, 1997 to
             June 12, 1997 (Immediately prior to termination)

                                (Unaudited)





Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .     $  (70,185)
                                                             ----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .        (70,185)
                                                             ----------

Cash flows from investing activities:
  Payments of tenant allowances. . . . . . . . . . . . .        (31,434)
                                                             ----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .        (31,434)
                                                             ----------

Net increase (decrease) in cash and cash equivalents . .       (101,619)

Cash and cash equivalents, beginning of year . . . . . .        350,110
                                                             ----------

Cash and cash equivalents, end of period . . . . . . . .     $  248,491
                                                             ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .     $    --
                                                             ==========
  Non-cash investing and financing activities. . . . . .     $    --
                                                             ==========




























              See accompanying notes to financial statements.

                 JMB MORTGAGE PTNRS, LTD LIQUIDATING TRUST

                       Notes to Financial Statements

                  For the period from January 1, 1997 to
             June 12, 1997 (Immediately prior to termination)
                and for December 31, 1996 and June 12, 1997

                                (Unaudited)


GENERAL

          In connection with the liquidation and termination of JMB Mortgage Partners, Ltd. (the "Partnership"), JMB Realty Corporation, the Corporate General Partner of the Partnership, formed a liquidating trust, JMB Mortgage Ptnrs, Ltd Liquidating Trust (the "Liquidating Trust") in December 1996, into which all of the Partnership's remaining funds of $350,110, subject to liabilities, were transferred by means of the final liquidating distribution on December 31, 1996. Such transferred amount represented the maximum estimated potential obligation (including administrative costs) of the Partnership, including the Partnership's share of potential liability with respect to certain representations and warranties made to the buyer of the Spring Hill Fashion Corner investment property, which was the last remaining real estate investment of the Partnership (through a joint venture) and which was sold November 13, 1996.

Such representations and warranties expired as scheduled six months from the date of sale (May 13, 1997).

     The original trustees of the Liquidating Trust are individuals who are officers of the Corporate General Partner. Each Holder of Interests in the Partnership is deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the Liquidating Trust. It was anticipated that the Liquidating Trust would permit the realization of substantial cost savings in administrative and other expenses until the remaining funds are distributed to the beneficial owners of the Liquidating Trust. The Liquidating Trust was to terminate no later than three years from its creation, subject to extension under certain circumstances.

     The purpose of the Liquidating Trust was to pay all expenses and liabilities of the Partnership, including those (if any) relating to the representations and warranties made to the buyer of the Spring Hill Fashion Corner investment property, and administrative expenses, and to distribute the remaining proceeds to the beneficiaries of the Liquidating Trust. The statement of operations and the statement of beneficiaries' accounts for the period ended June 12, 1997 reflect the payments made for such items prior to the final liquidating distribution to the beneficiaries. The payment of tenant allowances, which was included as part of the above noted maximum estimated potential obligation of the Partnership, related to amounts committed to two tenants prior to the sale of the Spring Hill Fashion Corner investment property.


TRANSACTIONS WITH AFFILIATES

     The Liquidating Trust, pursuant to the Liquidating Trust Agreement, was permitted to engage in various transactions involving the Corporate General Partner of the Partnership and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Liquidating Trust. Expenses incurred and paid by the Liquidating Trust to the Corporate General Partner and its affiliates (which payments were consistent with the authorization for reimbursements under the Partnership Agreement of the Partnership) for the period from January 1, 1997 to June 12, 1997 were as follows:

                 JMB MORTGAGE PTNRS, LTD LIQUIDATING TRUST

                       Notes to Financial Statements

                  For the period from January 1, 1997 to
             June 12, 1997 (Immediately prior to termination)
                and for December 31, 1996 and June 12, 1997

                                (Unaudited)

Reimbursement (at cost) for accounting services. . . . .         $ 2,000
Reimbursement (at cost) for portfolio management
  services . . . . . . . . . . . . . . . . . . . . . . .           4,418
Reimbursement (at cost) for legal services . . . . . . .           1,576
Reimbursement (at cost) for administrative charges
  and other out-of-pocket expenses . . . . . . . . . . .           3,800
                                                                 -------
                                                                 $11,794
                                                                 =======

NET LOSS PER SHARE OF BENEFICIAL INTEREST

     The net loss per share of beneficial interest is based on the number of interests outstanding in the Liquidating Trust (39,695).


LIQUIDATING DISTRIBUTION PAID

     On June 12, 1997, the Liquidating Trustees paid a final liquidating cash distribution in the aggregate amount of $248,491 ($6.26 per share of beneficial interest).

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         JMB MORTGAGE PTNRS, LTD LIQUIDATING TRUST



                                  H. RIGEL BARBER
                         By:      H. Rigel Barber, Trustee
                         Date:    July 7, 1997



                                  GLENN E. EMIG
                         By:      Glenn E. Emig, Trustee
                         Date:    July 7, 1997



                                  GARY NICKELE
                         By:      Gary Nickele, Trustee
                         Date:    July 7, 1997